Form 10-K/A
period 1993-12-31
NETWORK SYSTEMS CORP
filed 1995-01-06
CIK 319645

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993

                            ------------------------

                        Date of Report: January 6, 1995

                            ------------------------

                          NETWORK SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                       0-9691                      41-1231031
   (State of incorporation)            (Commission                 (I.R.S. Employer
                                       File Number)             Identification Number)

         7600 BOONE AVENUE NORTH,
          MINNEAPOLIS, MINNESOTA             55428
 (Address of principal executive offices)  (Zip Code)

        Registrant's telephone number, including area code: 612-424-4888

                            ------------------------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

    Network Systems Corporation (the "Company") was incorporated under the laws of Delaware in 1974. The Company's principal offices and facilities are located at 7600 Boone Avenue North, Minneapolis, Minnesota 55428.

    The Company designs, manufactures and sells computer networking products and provides maintenance services for these products. These products and services are sold worldwide, primarily through the Company's direct marketing force in the United States and its subsidiaries in Canada and Europe. The Company has also developed independent distribution channels, which include foreign and domestic resellers and independent distributors in the Asia/Pacific and other international areas.

    In the past, the Company had significant liquid funds. These funds consisted of cash and short-term investments and marketable securities. The Company's primary intent was to utilize these funds in the computer networking business. The Company did not intend that its investment activities would be a permanent part of its business. The Company utilized a significant portion of its funds to acquire Vitalink in 1991 and Bus-Tech and Bytex in 1993. The Company also used a portion of these funds to repurchase its common stock over the past two years, and has authorization from the Board of Directors to continue to repurchase stock, at management's discretion. A further significant portion of these funds was used to pay the Internal Revenue Service an accumulated earnings tax assessment and interest on that assessment for the years 1983 through 1988. The Company disputes the imposition of this tax, has filed for repayment of the amount paid in the United States Federal District Court, and has been awarded repayment for years 1983 through 1985. The Company's claim for 1986 through 1988 is still pending. This matter is discussed more fully in a section of this report under the caption "Income Taxes" in the Notes to the Consolidated Financial Statements.

    The Company's cash reserves at the present time are adequate to meet its normal operating needs. However, the Company has secured a bank line of credit to assure access to additional cash if the need arises. The Company intends to continue to retain any internally generated cash to rebuild its cash reserves. The Company also intends to continue to pursue its strategy of acquiring other computer networking companies to supplement its internal growth. Any acquisitions will be financed from future generation of cash from operations supplemented by alternative sources of investment capital of a debt or equity nature depending upon market conditions at the time of any such acquisition.

    Since it is the Company's intent to use a large portion of its liquid funds in operating activities, investment policy is concentrated on the preservation of capital rather than maximizing investment yield at a higher risk. The Company has a written policy that dictates the type, dollar limits, and quality of investments.

RESTRUCTURING

    During the fourth quarter of 1993, Network Systems completed its acquisition of Bytex and a strategic plan for reengineering Network Systems. In connection with these events Network Systems recorded a pre-tax charge of $15,642,000 (the "1993 Restructuring") which included a write-off of $7,060,000 of fair value allocated to research and development costs relating to unfinished product development in connection with the valuation of the Bytex acquisition . The remaining $8,582,000 of charges were associated with moving the Bytex manufacturing operation from Boston to Minneapolis and completing the move of the remaining Vitalink operations from Fremont to Minneapolis, which was part of a restructuring plan that was finalized and approved by Network Systems' Board of Directors in December of 1993. The rapid decline in revenues from Vitalink products in 1993 led to a decision in December 1993 to totally close the Vitalink operations in Fremont, California. The restructuring of the Bytex operations resulted from Network Systems' overall strategic assessment of how its operations needed to be organized and structured subsequent to the abandonment of Vitalink and the purchase of both Bus-Tech and Bytex. The 1993 restructuring charge was for actions to be implemented primarily in the first quarter of 1994.

    The primary components of the $8,582,000 restructuring charge discussed above included $4,127,000 of costs associated with severance and relocation of employees; $1,927,000 for the write-off of non-productive or abandoned fixed assets, leasehold improvements, and inventory; $1,490,000 of costs relating to the complete abandonment of the Vitalink facility which is to be completed in 1994; and $550,000 of costs associated with modifying current automated accounting and service support systems to accommodate Vitalink and Bytex requirements. Network Systems believes that these restructuring measures, although costly to implement, will nevertheless result in cost savings in the long-run due to the reduction in duplicative costs inherent in operating multiple manufacturing facilities with excess plant capacity.

    During the fourth quarter of 1992, Network Systems recorded a restructuring charge of $60,310,000 (the "1992 Restructuring") to cover the costs associated with a major restructuring of Network Systems' Vitalink operations. The restructuring resulted in a reorganization that reduced the level of Vitalink operations based upon the recognition that the marketplace was turning to competitive product offerings rather than the Vitalink products at a faster rate than initially expected and therefore the Vitalink revenues would be much lower than planned. The trend toward lower levels of revenues can be attributable to a number of factors, including costly initial product delays. The majority of the charge, or $48,401,000, was for the write-off of the unamortized goodwill and intangible assets of Vitalink, that was necessitated by the fact that the projected discounted cash flows of the Vitalink operation no longer reflected recovery of the goodwill and intangible assets. As a reaction to the magnitude of Network Systems' restructuring of its Vitalink operations, Network Systems also decided the timing was right to act on weaknesses identified in the Minneapolis headquarters and European operations. The remaining charge of $11,909,000 was for various costs associated with the reorganization of Vitalink and Network Systems' Minneapolis and European operations. These costs included $5,268,000 for employee severance and $2,108,000 for non-productive or abandoned fixed assets and inventory. The charges also included $3,095,000 for costs associated with eliminating duplicative sales, general and administrative functions for Vitalink, Minneapolis, and Europe and $1,438,000 for restructuring charges related to the costs associated with integrating the Vitalink manufacturing facilities in Minneapolis.

    The 1992 Restructuring was substantially completed in the second quarter of 1993, although Vitalink's service function and certain development and support functions remained in Fremont, California until a decision was made relative to the 1993 restructuring to move these remaining operations to Minneapolis and Boston. Network Systems believes that the short-term costs associated with these restructuring actions were justified to realize the long-term benefits of a lower cost structure which is necessary to compete in today's manufacturing environment.

INDUSTRY SEGMENTS

    The Company operates in one industry segment. Operations include the design, manufacture, marketing, and maintenance of equipment and related software intended for high-speed computer networking applications in the data communications industry.

TECHNOLOGY AND PRODUCTS

    All of the Company's products are similar in that they are designed to provide the interconnection of computer resources through high-performance networking. The Company continues to add to its family of networking products to broaden the span of computer resources that can be connected to a network, and to accommodate a number of official and de facto data communication standards. Products that comprise a network solution range from simple cable connectors to sophisticated hardware and software products. The Company sells its networking products as separate units and as components of packaged networking solutions. The products developed and sold as elements of a data network solution are based on multiple platforms. The largest element of product is called the

DataExchange (DXE). The DXE is modular platform with a large range of LAN, WAN and channel interfaces. The second most significant platform is the BYTEX 7700, a family of port switching hubs. The Bus-Tech acquisition introduced a single board channel interface product set including the Ethernet LAN Controller (ELC), the Token Ring Controller (TCA) and a variety of Novell NetWare gateways. Other platforms include the Vitalink bridges, the 6600 single board router, and gigabit switches. Various network management tools are offered to aid in the installation and management of these complex networks. The Company also sells hardware products produced by other manufacturers, but these sales represent less than 5 percent of total revenues.

    To provide complete solutions for customer networking problems, the Company also licenses software that allows customers to effectively use the network for file transfer, archival storage, back-up, disaster recovery, channel extension, and other utility-type applications. Some of these software applications have been developed by the Company, notably NETEX and channel extension software, while others, such as USER-Access, were developed by third parties. Software is licensed on a paid-up basis, or on a monthly royalty basis. In most cases, customers pay a monthly support fee to keep their software current. Generally software products are licensed in conjunction with the sale of hardware products.

    An important part of the Company's revenue is generated from services, principally maintenance contracts on hardware. Other services include customer training and the development of custom networking applications. The Company also provides lease and installment financing to its customers through its wholly owned subsidiary, Network Systems Credit Corp.

DXE TECHNOLOGY

    The Company introduced the DXE hardware platform in 1993, and the DXE product generated the bulk of the Company's product revenues in 1993. Each DXE data communication system has a nucleus processor, a large high-speed memory capability, a 400 or 800 million-bits-per-second backplane, and interfaces to various computers, media, networking protocols, and peripherals. By inserting various interface boards, most of which have their own high-performance microprocessor and program memory, a wide variety of networking configurations are made possible. For example, the Company provides boards that interface to mainframe computers made by IBM, Amdahl, other IBM plug compatible manufacturers, Unisys, Cray, computers using the IBM FIPS Channel, and minicomputers. Interface boards for network technologies such as ethernet, FDDI, Token Ring, and HYPERchannel are available as well as for media such as coaxial cable, twisted pair cable, fiber optic cable, and long distance communication links (T-1 and T-3 or their European equivalent, E-1 and E-3). Communication protocols such as NETEX, TCP/IP, Appletalk, IPX, DECnet, and others are also available.

    With this modularity, DXE allows the construction of large complex networks that use a combination of dissimilar computers, media, and protocols. In addition, the modular architecture of DXE will allow new elements, such as faster microprocessors, network management, and security to be introduced as technology, market needs, and industry standards evolve. The Company uses its DXE technology platform to provide applications for three types of customer networking requirements: CPU connection, channel extension, and internetworking. The DXE allows for six-card, thirteen-card, or dual six-card configurations for flexibility and redundancy. Certain configurations allow for total fault tolerance in a single box, and all DXE configurations come with dual power supplies for greater redundancy. The DXE has been designed for improved manufacturability, serviceability, and reliability.

BYTEX LOCAL AREA NETWORKING (LAN) TECHNOLOGY

    The Bytex Series 7700-TM- Intelligent Switching Hub (Series 7700) is an integrated system that allows network administrators to control and manage the physical layer of their LANs from a central management console. The switching hub combines the Company's expertise in fault-tolerance, switching, and state-of-the-art software design in a system which enables hands-off remote LAN management. The Series 7700 supports both Ethernet and Token Ring connectivity. The Series 7700 family includes the 144-port 7760-TM- for large applications, the 36-port 7730-TM- for smaller sites, and the 24-port 7720-TM- for branch offices.

    The Bytex Network Management System enables network administrators to create a virtual network. Through centralized software management network administrators can create a network of temporary work groups without having to rewire the network. Teams of LAN users from anywhere in the world can be assembled and reassembled at any time from a central data center.

BYTEX WIDE AREA NETWORKING (WAN) TECHNOLOGY

    Bytex's family of UNITY matrix switching systems provide increased network availability by providing the ability for operators of critical networks to switch around failed equipment and rapidly diagnose problems in the network. All UNITY switches feature fault tolerance and facilitate the control of both local and widely distributed networks. These systems can handle wide area communications interfaces with speeds ranging from 75 bits per second to 2.048 megabits per second. These systems can be controlled by a variety of network control options. These include sophisticated high-end workstations and management systems, the PC based UNITY management system, dumb terminals, and IBM's NetView, allowing customers to choose the control option for their environment.

BUS-TECH INTERCONNECT CONTROLLER TECHNOLOGY

    The Bus-Tech products consist of interface boards and interconnect controllers. The interface boards are sold on an OEM basis. They enable storage, print or communication devices to connect to the IBM FIPS channel. The interconnect controllers provide Ethernet, Token Ring, or FDDI LAN connectivity to an IBM or other mainframe through the FIPS channel. This connection and associated firmware enables a Unix user on a LAN to communicate as a client or peer with the Unix system running on the mainframe. This environment is commonly called the TCP/IP market. The market has grown dramatically as the power of the workstation has grown and applications have moved from the host to the desktop. Another important element of the desktop PC world is Novell. The Bus-Tech interconnect controllers, utilizing different firmware, provide connectivity with this world and the IBM SNA host.

    Bus-Tech's latest product is the Bus-Tech Enterprise/Branch Network Controller. The Bus-Tech Enterprise/Branch Network Controller products are high-powered, Novell endorsed platforms that provide NetWare users with a single, integrated solution for managing access across the enterprise. They offer the hardware connections needed to manage mainframe access from either the central data center or the branch office. Integrating the functions of a channel-attached NetWare for SAA, server, hub, and router at the central site and a server, hub, and router at the branch locations, Bus-Tech's Enterprise/Branch Network Controllers save network managers hardware costs and allow for the centralized management of remote sites.

BRIDGE/ROUTER TECHNOLOGY

    The Company's 6000 series multi-protocol bridge routers includes the 6600 single-board technology platform, and the 6800 and 6400, which are both based on DXE technology. The 6600 model utilizes a RISC-based microprocessor and is configured for specific internetworking applications such as interconnecting ethernet networks to each other and to a T-I telecommunications line. Multiple configurations of the 6600 are available including ethernet, T-1, FDDI, and Token Ring. The advantage of the single-board platform is lower cost with equal or greater performance than that provided by a modular design. For large, complex networks, both modular and single-board designs may be employed to achieve the most cost effective solution.

    The Company recently introduced new products that extend its backbone routing expertise to branch and regional sites. The fixed-port 6200 branch office routers and the modular 6300 regional office routers offer affordable pricing, fast menu-driven configuration, and a full range of LAN/WAN protocol support. Both the 6200 and 6300 routers support SNMP/MIBII and are managed by a common SNMP manager. Both routers support protocols such as TCP/IP, IPX/SPX, DECnet,

AppleTalk, and XNS as well as various bridging technologies. The routers provide the ability to route from any LAN -- including Ethernet, Token Ring, and FDDI -- across a WAN using Frame Relay, ISDN, X.25, or dedicated point-to-point (PPP) link. Speeds rage up to T1/E1.

    The Company's bridge/routers, host controllers, and Bytex hubs include Network Control Facility (NCF) software that enables building virtual networks. A virtual network created with NCF allows complete control of all phases of network traffic and provides a virtual network that allows for department security and traffic optimization. Instead of enlarging the number of devices used to physically separate network traffic, NCF virtual networks allow better use of the existing network resources.

HIGH PERFORMANCE PARALLEL INTERFACE TECHNOLOGY

    HIPPI is a standard channel design that transmits data from a large mainframe, supercomputer, or superminicomputer at 800 million bits per second. The Company has designed a crosspoint switch that connects to the HIPPI channel and provides up to 32 ports for connectivity to supercomputers, workstations, storage devices, and other peripheral devices. Each of these ports can transmit data at the 800 million bits per second rate for a total capacity, in the case of the 32 port model, of 25.6 gigabits per second. An interface for the Company's DXE adapters connects to a port on the switch, thus permitting FDDI, ethernet and HYPERchannel networks and high-speed telecommunication links to be attached to the switch. Since switches can also be linked together with fiber extenders, this technology can be used to provide a very high-performance backbone network at a relatively low cost.

VITALINK TRANSLAN, TRANSRING, AND TRANSPATH TECHNOLOGY

    The Trans technology uses bridge architecture to transparently interconnect local area networks. TransLAN products are multifunction bridges which interconnect ethernet LANs. TransRING products interconnect Token-Ring LANs, and TransPATH products provide routing services between ethernet LANs. The Company has introduced protocols that permit the model 6600 routers to communicate with the Trans products thus allowing customers an upgrade path to the higher-performance router technology for interconnecting LANs.

APPLICATIONS

    The Company's product technologies are used to provide a broad range of enterprise wide networking solutions from the branch office to the data center. To provide focus on the user, these applications have been classified into three groups: CPU Connection, Channel Extension, and Internetworking.

    CPU CONNECTION includes a wide range of applications from the connection of a minicomputer to an IBM mainframe for backup and file storage to complex networks of mainframes manufactured by different vendors, supercomputers, minicomputers, and workstations for cooperative computer processing, file archival, and transaction processing. Many of these networks are geographically dispersed and communicate with each other over high-speed public or private data communication facilities. Customers for these networks generally have multiple data centers with several large mainframes, but there are less complex applications, such as the connection of an engineering system running on a Unisys mainframe to a manufacturing system using an IBM computer, that can justify the cost of a network.

    CHANNEL EXTENSION provides the capability to drive peripheral devices such as printers, tape drives, terminals, and in some cases, other computers, which are located geographically distant from the computer center. This distance can range from several kilometers to distances spanning the ocean. The Company's channel extension products allow these distances to be spanned without sacrificing response time for the peripheral user. Typical users of this application are able to achieve significant cost savings by consolidating data centers and by locating these centers in areas where real estate, taxes, and personnel costs are lower. The Company also markets a product called Central Archiving that allows for the automated backup of remote systems and LAN's to a central location. Vital corporate information is thereby protected, and users are relieved of a burdensome task that is often neglected.

    INTERNETWORKING applications provide connectivity between LANs, networks located in a local area such as a building or group of buildings, and between WANs, networks located over a wider geographical area. These networks may also be connected to a mainframe or a network of mainframe computers in the central data center. Bridging and routing are two different ways to connect these networks and recently the Company has introduced products which incorporate both technologies. An organization's LANs may often be dissimilar in that different communication protocols are used and different types of computers and other devices may utilize the same LAN. Therefore the need for multi-protocol capability is important. Hubs, which create and manage networks through switching of individual desktop connections, are another important element in this market.

SALES AND SERVICE

    The Company primarily sells and services its products in the United States, Canada, and Europe through its own direct sales and service staffs. In addition, the Company utilizes a network of resellers and independent distributors, particularly in the Asia/Pacific region and Italy and Spain.

    Financial information relating to the amounts of revenue, operating loss or profit, identifiable assets, and export sales attributable to the Company's geographic areas of operation is provided under the caption "Geographic Area and Major Customer Information" in the Notes to the Consolidated Financial Statements of the Company, which are included in a separate section of this report.

    The Company warrants that its products will function in accordance with its published specifications existing on the date of acquisition. The warranty period is thirteen months after shipment for hardword products and 90 days after shipment for software products. Costs to the Company regarding this warranty policy have not been material.

    The Company offers to maintain the equipment it markets in the United States, Europe, and Canada. Pursuant to its maintenance contracts, the Company is required for the period of the agreement (usually one year) to maintain the equipment for a monthly fixed fee and to respond to customer maintenance calls within an agreed time period during the service period. The service period is a specified number of hours per day and days per week, as selected and paid for by the customer.

CUSTOMERS

    The Company's customers generally have large data processing systems, and some may place large orders for the Company's products. However, no single government agency or commercial customer accounted for more than 10 percent of total revenues in any of the three years for the period ended December 31, 1993. Contractual relationships between the Company and government agencies have been on a normal purchase order and maintenance contract basis with no continuing contractual relationships. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

BACKLOG

    The Company's backlog represents orders deliverable over a short period of time, normally over 30 to 90 days. The backlog of the Company's products at December 31, 1993 was $4.3 million, as compared with $8.7 million at December 31, 1992. In the Company's experience, its backlog at any given time is not indicative of prospective sales volume.

    Neither the Company's business nor its backlog is of a seasonal nature. Historically, however, the Company's quarterly revenues are the smallest in the first quarter and the largest in the last quarter of the year.

MANUFACTURING AND SUPPLIERS

    The Company manufactures its products from components and prefabricated parts such as integrated circuits, printed circuit boards, power supplies, and metal parts manufactured by others. Certain of the items manufactured by others are made to the Company's specifications. All inspection functions, final assembly, and systems tests are performed within the Company's manufacturing facilities. Most of the components for the Company's systems are available from a number of different suppliers. The Company believes that alternative sources could be developed if required for present single-supply sources. Although the Company has not experienced any significant problem in obtaining its required supplies, future shortages of components could result in production delays which could adversely affect its business.

PATENT, TRADEMARK, AND COPYRIGHT

    The Company  owns  various domestic  and  foreign patents,  trademarks,  and copyrights.  In  general,  the Company  does  not  rely on  patent  or copyright
protection  to  safeguard  its  market  position  due  to  the  rapid  rate   of
technological development that characterizes the computer and data communications industries. It is the Company's belief that trademark protection is not necessary for it to compete effectively.

    However, the Company continues to pursue further patent, trademark, and copyright protection domestically and throughout the world. In addition to copyright protection for its software products, including microcode, and documentation, the Company also relies upon the protection afforded by the common law, trade secret laws, license agreement restrictions, and nondisclosure agreements.

COMPETITION

    Network Systems, the pioneer in high-speed multi-vendor networking, faces competitors on all fronts. In CPU connection, large system vendors offer some connections to systems from other vendors. Some networking companies also offer a limited number of multi-vendor connections. In channel extension, a number of companies offer point-to-point connections for driving remote devices. In the internetworking arena, a number of companies offer a variety of bridges and routers that connect local area networks with each other and with wide area networks. And in the hub market other hub vendors have announced some form of port switching.

    The Company's technology provides an enterprise backbone, which offers a broad range of high-performance networking solutions. In the Company's opinion, the range of networking solutions it offers, the technical level of its products, the availability of these products, its financial stability, and the level of service and support it offers are all factors positively influencing its ability to compete in the data communications networking market.

    In 1993 the Company was recommended for registration to the ISO 9001 standard, the most stringent of the quality system standards of the International Organization for Standardization. Many companies elect to register to the less stringent ISO 9002 standard. By choosing to register to the ISO 9001 standard the Company's engineering and service functions were included in its registration.

    The Company views its foreign markets as an important element of its growth strategy. Potential trade barriers and protectionism in Europe and Japan could be an adverse factor to the Company's growth in these areas in the future, although the Company is not aware of any such developments at this time.

RESEARCH AND DEVELOPMENT

    The Company is committed to a high level of research and development activity. The Company incurred expenditures for research and development of $27.8 million, $25.0 million, and $21.4 million in 1993, 1992, and 1991, respectively, representing 13, 11, and 11 percent of total revenues in each such period. In 1986, the Company adopted Statement of Financial Accounting Standards No. 86 requiring the capitalization of software development costs incurred subsequent to establishment of the technological feasibility of producing the finished software product. In 1993, 1992, and 1991, $2.5 million, $3.0 million, and $3.7 million, respectively, of such costs were capitalized. If these costs were included, research and development incurred in 1993, 1992, and 1991 would be $30.3 million, $28.0 million, and $25.1 million, respectively, or 14, 13, and 13 percent of total revenues in each such period.

    The  Company contracts with third party software and hardware developers for
the  development  of  certain  adaptations  of  its  products.  None  of   these
arrangements are of a material nature.

WORKING CAPITAL

    As is typical in the data communications industry, significant amounts of working capital are required to finance inventory and receivables. In addition to these requirements, the Company may be required to pay an accumulated earnings tax of approximately $9.4 million and interest estimated to exceed $3.0 million for the years 1989 and 1990. If the Company is required to make this payment, it will aggressively pursue a refund in the federal district court. (See the Note to the Consolidated Financial Statements captioned "Income Taxes".) Other than for these anticipated payments, the Company believes its overall working capital requirements are normal for the industry. During 1993, the Company financed all working capital requirements from internally generated funds.

ENVIRONMENTAL MATTERS

    The Company's compliance with federal, state, and local environmental laws has had no material effect upon its capital expenditures, earnings, or competitive position.

EMPLOYEES

    As of December 31, 1993, the Company had 1,599 employees.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth items from Network Systems Corporation's consolidated statement of operations as percentages of total revenues.

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                   ------------------------
                                                                                    1993     1992     1991
                                                                                   ------   ------   ------
Revenues:
  Product........................................................................   69.7%    69.6%    71.8%
  Services.......................................................................   30.3     30.4     28.2
                                                                                   ------   ------   ------
    Total revenues...............................................................  100.0    100.0    100.0
Cost of revenues:
  Product........................................................................   31.0     27.1     28.9
  Services.......................................................................   19.6     19.8     19.5
                                                                                   ------   ------   ------
    Total cost of revenues.......................................................   50.6     46.9     48.4
                                                                                   ------   ------   ------
Gross profit.....................................................................   49.4     53.1     51.6
Operating expenses:
  Research and development.......................................................   12.9     11.4     10.8
  Selling, general, and administrative...........................................   31.8     31.6     31.3
  Amortization of intangibles....................................................     .2      1.5      1.0
  Acquisition, restructuring, and acquired research
   and development...............................................................    7.2     27.5      2.0
                                                                                   ------   ------   ------
    Total operating expenses.....................................................   52.1     72.0     45.1
                                                                                   ------   ------   ------
Income (loss) from operations....................................................   (2.7)   (18.9)     6.5
Interest income, net of interest and other expense...............................    3.4      3.4      5.3
                                                                                   ------   ------   ------
Income (loss) before income taxes................................................     .7    (15.5)    11.8
Provision for (benefit from) income taxes........................................    (.3)     2.6      4.1
                                                                                   ------   ------   ------
Net income (loss)................................................................    1.0%   (18.1)%    7.7%
                                                                                   ------   ------   ------
                                                                                   ------   ------   ------

RESULTS OF OPERATIONS

    REVENUES: Revenues from product sales decreased 1.5 percent in 1993 from 1992, while revenue from services decreased 1.9 percent, resulting in an overall decrease of 1.6 percent. When 1992 is compared with 1991, revenues from product sales increased 7.0 percent and services increased 18.5 percent for an overall increase in total revenues of 10.3 percent. In 1993 Vitalink Communications Corporation ("Vitalink") revenues continued a decline that started in 1992. Declining Vitalink revenues account for a 11.5 percent decrease in product revenue, a 1.6 percent decrease in service revenue, and a 8.5 percent decrease in total revenues in 1993. This compares with increases of 3.7 percent for product revenue, 9.1 percent for service revenue, and 5.2 percent for total revenues contributed by Vitalink when 1992 is compared to 1991. In 1991 Vitalink revenues were included only for the seven months after its June 1991 acquisition. The addition of revenues from the acquisitions of Bus-Tech, Inc. ("Bus-Tech") in May 1993 and Bytex Corporation ("Bytex") in November 1993 largely offset the decline in Vitalink revenue, accounting for a 9.9 percent increase in product revenue, a 2.1 percent increase in service revenues, and a
7.5 percent increase in total revenues for 1993.

    As a percentage of total revenues, sales to customers in the United States ("Domestic") and customers outside the United States ("International") are:

                                                 1993       1992       1991
                                               --------   --------   --------
Domestic.....................................     59.1%      58.2%      55.6%
International................................     40.9       41.8       44.4
                                               --------   --------   --------
  Total revenues.............................    100.0%     100.0%     100.0%
                                               --------   --------   --------
                                               --------   --------   --------

    In 1993 domestic revenues were flat while international revenues declined. Poor economic conditions in Europe were reflected in the decrease in international revenues provided by European sales. However, the Company's Asia/Pacific distributor revenues increased substantially offsetting the effect of Europe's decline.

    Product revenues are generated from sales of the Company's networking hardware, licensing of associated software, and other related income. Summarizing the Company's revenue by market applications helps to explain the Company's networking business. Market applications for CPU Connection represented 22.9, 23.3, and 27.4 percent; Channel Extension 25.7, 20.7, and 21.5 percent; and Internetworking 21.1, 25.6, and 22.9 percent of total revenues for 1993, 1992, and 1991, respectively. Service revenues accounted for the remaining 30.3, 30.4, and 28.2 percent of total revenues for 1993, 1992, and 1991.

    The Company is reengineering its organization and its processes and procedures to become more responsive to market changes and to provide solutions to customer networking requirements. The Company is focusing its development, acquisitions, and strategic partnerships on its core competencies adding new products across all of its market applications. With the addition of Bytex and certain strategic partnerships the largest growth is expected in the Company's Internetworking applications. Service revenue is expected to grow with the addition of the Bytex installed base. However, partially offsetting this growth, will be a decline in Vitalink service revenues and other service revenues as newer and lower maintenance DX series products continue to replace the Company's older A series products.

GROSS PROFIT

    Gross profit as a percentage of total revenues was 49.4 percent in 1993, compared to 53.1 percent in 1992, and 51.6 percent in 1991. The lower product gross profit in 1993 is the result of a higher percentage of product revenues coming from the Company's indirect distribution channels, in particular in Asia/Pacific, and certain large orders in the United States that carried lower margins. The lower product gross profit in 1993 is in contrast to 1992 when the benefits of improved manufacturing efficiency, increased product quality, and control of costs began to impact gross profits positively. In 1991, lower gross profits were largely due to charges resulting from a decision to discontinue several third-party arrangements for certain hardware and software products. For 1994, with manufacturing efficiencies in place, the return to a more traditional product distribution mix, and with the addition of and improvement in Bytex's historical product margins, the Company anticipates product gross profits will improve. Gross profit contributed by services has changed little over the three year period. For 1994, as higher margin Vitalink service revenues decline, gross profit contributed by services is expected to decline slightly from the 1993 level. For 1994 the expected improvement in product gross margin should result in an improvement in the overall gross margin.

RESEARCH AND DEVELOPMENT

    The Company incurred expenditures for research and development of $27.8 million, $25.0 million, and $21.4 million in 1993, 1992, and 1991, respectively. In addition, the Company capitalized software development costs of $2.5 million in 1993, $3.0 million in 1992, and $3.7 million in 1991. Including capitalized software development, the Company has devoted from 12 to 14 percent of its revenue to research and development type activities. The Company intends to continue making this significant investment in product development to keep pace with technological advances in the networking field.

SELLING, GENERAL, AND ADMINISTRATIVE

    Selling, general, and administrative expenses as a percentage of total revenues are 31.8 percent in 1993, 31.6 percent in 1992, and 31.3 percent in 1991. The continuing effort to upgrade information systems and maintenance of tight control over expenditures have allowed the Company to keep selling, general, and administrative expenses relatively constant as a percentage of total revenues. The Company plans continued tight control of expenditures and does not anticipate a significant change in the level of selling, general, and administrative expense in 1994.

ACQUISITION, RESTRUCTURING, AND ACQUIRED RESEARCH AND DEVELOPMENT

    During the fourth quarter of 1993, Network Systems completed its acquisition of Bytex and a strategic plan for reengineering Network Systems. In connection with these events Network Systems recorded a pre-tax charge of $15,642,000 which included a write-off of $7,060,000 of fair value allocated to research and development costs relating to unfinished product development in connection with the valuation of the Bytex acquisition . The remaining $8,582,000 of charges were associated with moving the Bytex manufacturing operation from Boston to Minneapolis and completing the move of the remaining Vitalink operations from Fremont to Minneapolis and Boston which was part of a restructuring plan that was finalized and approved by Network Systems' Board of Directors in December of 1993. The rapid decline in revenues from Vitalink products in 1993 led to a decision in December 1993 to totally close the Vitalink operations in Fremont, California. The restructuring of the Bytex operations resulted from Network Systems' overall strategic assessment of how its operations needed to be organized and structured subsequent to the abandonment of Vitalink and the purchase of both Bus-Tech and Bytex. The 1993 Restructuring charge was for actions to be implemented primarily in the first quarter of 1994.

    The primary components of the $8,582,000 restructuring charge discussed above included $4,127,000 of costs associated with severance and relocation of employees; $1,927,000 for the write-off of non-productive or abandoned fixed assets, leasehold improvements, and inventory; $1,490,000 of costs relating to the complete abandonment of the Vitalink facility which is to be completed in 1994; and $550,000 of costs associated with modifying current automated accounting and service support systems to accommodate Vitalink and Bytex requirements. Network Systems believes that these restructuring measures, although costly to implement, should result in cost savings in the long-run due to the reduction in duplicative costs inherent in operating multiple manufacturing facilities when excess plant capacity exists.

    Network Systems acquired Vitalink in June 1991 because of the strategic fit of the companies. Vitalink was the market leader in remote Ethernet bridges, and accounted for around 25% of such units shipped worldwide in 1990. Vitalink's bridge products, however, were coming to the end of their life cycle. Vitalink was trying to develop a router product, but had determined that it would be unable to produce a quality router product in time to hold onto its bridge customers.

    Prior to the Vitalink acquisition, Network Systems had begun developing a router product (the "6600"). Network Systems' primary reason for the acquisition was to gain access to Vitalink's established customer base and sell Network Systems' 6600 product through Vitalink's distribution channels. It was Network Systems' expectation that the decreasing sales of Vitalink's bridge product would coincide with the release of Network Systems' 6600 routers and the ramp up in sales of such routers.

    In early 1992, the 6600 product was released on a limited basis, with the expectation that it would be generally available in the second half of 1992. During the first quarter of 1992, delays in the development of certain 6600 critical features reduced shipments of the 6600, resulting in Vitalink revenues that were below expectations. Although Vitalink revenues improved in the second and third quarters of 1992, Network Systems was becoming concerned regarding the cost structure that was in place for the Vitalink operations and the ability of Vitalink revenues to support such a cost structure, particularly in light of the delays in fully releasing the 6600 product.

    During the third quarter of 1992, management of Network Systems investigated the situation and, in the course of such investigation, analyzed a number of factors, including product competiveness, the costs associated with the Vitalink operations and projected Vitalink revenues for the fourth quarter of 1992 and for 1993. Although by that time the 6600 product was being actively marketed, market conditions for the product had deteriorated due to the long delay in fully releasing the product, and it appeared that the router did not meet the requirements on features and price needed in order for Vitalink to compete effectively in its markets. The principal competitors in this area had entered the market earlier and had grown so quickly that it was going to be difficult for another router vendor to enter the market and get sufficient volume to meet the low prices offered by such competitors. As a result, in November 1992, management recommended that Network Systems restructure the Vitalink operations to consolidate manufacturing, support and other duplicate functions in order to reduce costs, and the Board approved this restructuring. The resulting restructuring charge was composed primarily of a write-down of a large portion of the goodwill and other intangible assets related to the acquisition of Vitalink. Following the announcement of this restructuring, Vitalink sales, which had begun to fall off in the fourth quarter, deteriorated further and numerous management and sales personnel departed. As a result, the Board decided to write off the remainder of the goodwill and intangible assets associated with the acquisition of Vitalink that remained on the Network Systems books at December 31.

    As a result, during the fourth quarter of 1992, Network Systems recorded a restructuring charge of $60,310,000 to cover the costs associated with the Vitalink restructuring. The majority of the charge, or $48,401,000, was for the write-off of the unamortized goodwill and intangible assets of Vitalink which was necessitated by the fact that the projected discounted cash flows of the Vitalink operation no longer reflected recovery of the goodwill and intangible assets. The total unamortized intangible assets written off of $48,401,000 included $32,075,000 of goodwill, $13,875,000 of customer relationships, $1,582,000 of work force in place and $869,000 of other intangible assets. As a reaction to the magnitude of Network Systems' restructuring of its Vitalink operations Network Systems also decided the timing was right to act on weaknesses identified in the Minneapolis headquarters and European operations. The remaining charge of $11,909,000 was for various costs associated with the reorganization of Vitalink and Network Systems' Minneapolis and European operations. These costs included $5,268,000 for employee severance and $2,108,000 for non-productive or abandoned fixed assets and inventory. The restructuring charges also included $3,095,000 for costs associated with eliminating duplicative sales, general and administrative functions for
Vitalink, Minneapolis, and Europe -- the primary components of which are $1,092,000 for the accrual of costs relating to the abandonment of the manufacturing facilities at Vitalink and the abandonment of duplicate United States field offices; $614,000 for recruiting fees relating to the replacement of personnel unwilling to relocate; $298,000 for employee relocation costs; $260,000 of automated systems integration costs; and the residual relating primarily to moving costs. The remaining $1,438,000 of restructuring charges related to the costs associated with integrating the Vitalink manufacturing facilities in Minneapolis.

    The 1992 Restructuring was substantially completed in the second quarter of 1993, although Vitalink's service function and certain development and support functions remained in Fremont, California until a decision was made relative to the 1993 Restructuring to move these remaining operations to Minneapolis. Network Systems believes that the short-term costs associated with these restructuring actions were justified to realize the long-term benefits of a lower cost structure which is necessary to compete in today's manufacturing environment.

    Network Systems' total restructuring reserves were $9,624,000 and $10,196,000 at December 31, 1993 and 1992, respectively, and included accruals requiring cash payments of $7,359,000 and $8,182,000, respectively. The 1993 Restructuring reserve includes a change in estimate to increase the 1992 Restructuring reserve by $1,051,000 primarily for fixed assets that were subsequently identified as being impaired. Substantially all of the cash outlays relating to the 1992 Restructuring were paid in 1993, and Network Systems expects that payments relating to the remaining accrual at December 31, 1993 will occur primarily in 1994.

    Of the $15,642,000 charge for the 1993 Restructuring, $8,582,000 was acquisition and restructuring costs associated with closing Network Systems' Vitalink facility and restructuring certain operations in its Minneapolis headquarters. Closing the Vitalink facility resulted in the elimination of approximately 50 positions with annual salaries of approximately $2,326,000. The charge for the 1993 Restructuring also included rent and property taxes due for the remaining term of the Vitalink facility leased, which would have totaled approximately $1,600,000. Along with the lease, Network Systems expensed the remaining value of leasehold improvements and other fixed assets that had no future value to Network Systems totaling approximately $1,500,000.

    The most significant portion of the charge for the 1992 Restructuring was for the write-off of the remaining goodwill and intangible assets associated with the Vitalink acquisition totaling $48,401,000. The charge for the 1992 Restructuring also included a reduction in Network Systems' workforce that eliminated over 100 positions during 1993. The positions eliminated reduced 1993 payroll expenditures by approximately $5,150,000. The annual salary of the workforce reduction totaled approximately $6,288,000. The reduction of rent and fixed asset depreciation for Vitalink's lease facility and fixed assets that were abandoned as part of the 1992 Restructuring would have resulted in charges of approximately $411,000 in 1993 and an additional $1,020,000 in years after 1993. Partially offsetting the reduction of 1993 expenditures were approximately $1,370,000 of additional payroll expenditures for personnel added at other locations when the Vitalink personnel would not relocate. The annual salary of such personnel added in 1993 totaled approximately $2,055,000.

INTEREST INCOME

    Net interest income was $7.3 million, $7.4 million, and $10.5 million in 1993, 1992, and 1991, respectively. In 1993 the impact of lower interest rates and the reduction of average invested cash balances was offset by capital gains recorded on disposal of investments. The cash generated by the disposal of investments was used for the acquisition of Bus-Tech in May 1993 and Bytex in November 1993. In addition the 1992 repayment of loans on corporate owned life insurance policies reduced interest expense in 1993. In 1992 the decrease in interest income was primarily due to the decline in interest rates. While the Company has a strong balance sheet, its liquid funds at the end of 1993 are substantially lower than previous years. Because Company funds available for investment will be significantly lower in 1994, net interest income will also be significantly lower in 1994.

INCOME TAXES

    The Company's provision for (benefit from) income taxes has been recorded at the effective rates of (48.4), 16.4, and 35.0 percent for 1993, 1992, and 1991, respectively. For 1993, although the Company recorded income before income taxes and the United States federal statutory income tax rate increased by one percent, the Company recorded a benefit from income taxes. The 1993 income tax benefit is the result of income tax benefits for nontaxable investment income, favorable tax rates on export sales, and utilization of foreign tax credits exceeding the income tax on income before income taxes including adjustments that increased taxable income. In 1992, although the Company reported a loss before income taxes, the Company recorded a provision for income taxes. The 1992 income tax provision resulted from the write-off of nondeductible goodwill and other intangible assets. For details of the items affecting the income tax rate for the three years see the footnote to the Consolidated Financial Statements captioned "Income Taxes". For 1994 the Company anticipates its effective tax rate will be slightly higher than the United States federal statutory rate.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    There are a number of factors that could affect the Company's future operating results, including general economic conditions; market acceptance of the Company's new products; the Company's ability to provide solutions for customer networking requirements; and numerous competitive factors.

    Since 1992 the Company has introduced many new products, announced its strategy for future networking solutions such as ATM, acquired technology companies and formed strategic partnerships with other technology companies to enable the Company to provide its customers with networking solutions in the future. The success of the Company's current and future products is dependent on a number of factors, including market acceptance and the Company's ability to provide the products in quantities sufficient to meet the expected demand.

    The Company could be adversely affected if it is not able to manage growth in selling, general, and administrative expenses.

    With a large portion of Network Systems' revenues coming from international sales, Network Systems' results of operations can be significantly affected by international factors, such as changes in foreign currency exchange rates. Income from operations can be favorably or unfavorably impacted by the effects of foreign currency exchange rate fluctuations on balances owing to Network Systems by its foreign subsidiaries for product shipped for resale in Europe and Canada. Network Systems minimizes this risk to the extent possible by entering into foreign exchange forward contracts to hedge against the effects of movement in foreign currency exchange rates on foreign currency denominated receivables due from its affiliates. These hedging activities have served to mitigate the effects of foreign currency fluctuations on income, resulting in an overall loss on foreign currency transactions in 1993, 1992, and 1991 of $240,000, $1,225,000, and $724,000, respectively. Network Systems' net investment in its foreign subsidiaries is also subject to foreign currency risk, although these risks do not affect operating income. Furthermore, these foreign currency risks are not hedged as the net cash flows are retained by the foreign subsidiaries and are not subject to actual transactional gains or losses.

    Network Systems is a party to litigation which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on Network Systems' financial condition, if any, for the disposition of these matters will not be material. However, depending on the amount and timing of an unfavorable resolution of these contingencies it is possible that Network Systems' future results of operations or cash flows could be materially affected in a particular period.

    Because of these and other factors that could affect the Company's operating results, past financial performance should not be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future periods' results, especially in light of the dynamic industry in which the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1993        1992        1991
                                                                             ----------   ---------   ---------
                                                                                       (IN THOUSANDS)
Cash and short-term investments and marketable securities..................  $   33,813   $ 127,894   $ 121,027
Working capital............................................................  $   99,830   $ 102,694   $ 128,028
Cash provided by (used in) operations, net.................................  $  (11,600)  $  29,694   $   3,241
Cash provided by (used in) investing activities, net.......................  $    7,322   $ (46,009)  $ (14,016)
Cash provided by (used in) financing activities, net.......................  $   (7,510)  $  (4,175)  $   5,680

    The $94.1 million reduction of the Company's 1993 year end balance of cash and short-term investments and marketable securities to $33.8 million is largely the result of utilizing $64.4 million of cash for the Bus-Tech and Bytex acquisitions and $27.3 million for payment of the Internal Revenue Service ("IRS") accumulated earnings tax assessment and related interest for the 1986 through 1988 tax years. These uses of cash move the liquid assets to other assets. The two acquisitions are expected to produce cash from their operations. The Company anticipates it will receive a refund of the cash utilized for payment of the tax assessment and interest along with an investment return equal to the IRS refund rate. However, because the tax assessment issue is in the early stages of litigation the Company can not predict a date by which the refund is anticipated. The increase in accounts receivable, inventories, prepaid expenses, property, plant, and equipment, goodwill and other intangibles, accounts payable, and accrued liabilities from December 31, 1992 to December 31, 1993 are all primarily attributable to the Bus-Tech and Bytex acquisitions. The increase in other non-current assets from $38,976,000 at December 31, 1992 to $68,631,000 at December 31, 1993 relates primarily to the $27,300,000 payment made to the IRS for the tax and interest assessment for the 1986 through

1988 tax years previously discussed. Net deferred tax assets increased from $9,030,000 at December 31, 1992 to $15,470,000, due primarily to net operating loss and tax credit carryforwards. The Company has a strong working capital position and its financial condition remains strong through December 31, 1993.

    While the Company generated net income in 1993, noncash adjustments to net income resulted in the net use of cash for operations. The major single exceptional item in the adjustments to net income is the use of cash for payment of the $27.3 million IRS tax assessment and related interest for the 1986 through 1988 tax years. In 1991 the Company paid $11.0 million for a similar IRS tax assessment for the 1983 through 1985 tax years. In January 1994 the United States Court of Appeals granted a dismissal of an IRS appeal in which the Federal District Court ruled in favor of the Company and ordered the IRS to refund the taxes the Company paid in 1991 plus interest. The Company anticipates the refund and interest will be received and reflected as an addition to cash generated from its operations in 1994. In addition during 1994 the Company will be implementing several new management information systems. After the initial 1994 investment, improved management information systems and changes in processes and procedures should result in improved cash flow.

    Net cash provided by investing activities for 1993 is the result of the Company liquidating its marketable securities to generate cash for the Bus-Tech and Bytex acquisitions. The offsetting use of cash is reflected in cash provided by investing activities for the acquisitions, in cash used in operations for payment of the IRS tax assessment, and in cash used in financing activities for the repurchase of the Company's common stock.

    The net cash used for financing activities in 1993 reflects the use of $11.0 million for the repurchase of the Company's common stock. Partially offsetting this use of cash are proceeds from issuing the Company's common stock to employees totaling $3.5 million.

    The Company's principal sources of liquidity are its cash and short-term investments and marketable securities of $33.8 million at December 31, 1993, revolving credit agreements with five banks that make approximately $3.0 million of credit available to the Company's foreign subsidiaries, loan value available from $20.7 million of cash values in company-owned life insurance policies, and a one year $10.0 million bank line of credit negotiated in March 1994. The Company believes that this liquidity, together with cash flows from operations, will meet its 1994 operating requirements, fund the $8.5 million of restructuring accruals, and provide cash for additional business opportunities that may become available in 1994.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                           REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Network Systems Corporation

    We have audited the accompanying consolidated balance sheets of Network Systems Corporation as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also include the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Systems Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG

Minneapolis, Minnesota
January 28, 1994

                          NETWORK SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1993         1992
                                                                                          -----------  -----------
Current assets:
  Cash and short-term investments.......................................................  $    25,911  $    38,075
  Marketable securities.................................................................        7,902       20,108
  Accounts receivable, less allowance of $744 for doubtful accounts in 1993 (1992 --
   $275)................................................................................       64,495       56,519
  Notes receivable from officers........................................................      --               522
  Other receivables.....................................................................        5,531        3,233
  Inventories...........................................................................       26,599       17,445
  Prepaid expenses......................................................................        7,199        2,959
  Deferred income taxes.................................................................       18,830        9,030
                                                                                          -----------  -----------
      Total current assets..............................................................      156,467      147,891
  Property, plant, and equipment........................................................       95,838       89,053
  Less accumulated depreciation.........................................................       51,989       52,206
                                                                                          -----------  -----------
      Net property, plant, and equipment................................................       43,849       36,847
Other assets:
  Marketable securities.................................................................      --            69,711
  Goodwill and other intangible assets, net of accumulated amortization of $2,305.......       36,534      --
  Other.................................................................................       68,631       38,976
                                                                                          -----------  -----------
      Total other assets................................................................      105,165      108,687
                                                                                          -----------  -----------
                                                                                          $   305,481  $   293,425
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................  $     9,317  $     4,856
  Accrued liabilities...................................................................       41,131       35,887
  Income taxes payable..................................................................        4,689        2,454
  Deferred revenue......................................................................        1,500        2,000
                                                                                          -----------  -----------
      Total current liabilities.........................................................       56,637       45,197
Deferred revenue........................................................................      --             1,500
Long-term debt..........................................................................        1,000        1,000
Deferred compensation...................................................................       11,852       10,328
Deferred income taxes...................................................................        3,360      --
Other long-term liabilities.............................................................        9,251        5,451
Stockholders' equity:
  Preferred stock, $.02 par value -- none issued
  Common stock, $.02 par value; 60,000,000 shares authorized, 29,721,074 shares issued
   and outstanding (1992 -- 30,388,868 shares)..........................................          595          608
  Additional paid-in capital............................................................      110,271      117,408
  Retained earnings.....................................................................      115,111      112,904
  Cumulative translation adjustment.....................................................       (2,596)        (971)
                                                                                          -----------  -----------
      Total stockholders' equity........................................................      223,381      229,949
                                                                                          -----------  -----------
                                                                                          $   305,481  $   293,425
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                            See accompanying notes.

                          NETWORK SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
Revenues:
  Product..................................................................  $   150,280  $   152,606  $   142,602
  Services.................................................................       65,278       66,512       56,126
                                                                             -----------  -----------  -----------
      Total revenues.......................................................      215,558      219,118      198,728
Cost of revenues:
  Product..................................................................       66,770       59,368       57,428
  Services.................................................................       42,320       43,361       38,877
                                                                             -----------  -----------  -----------
      Total cost of revenues...............................................      109,090      102,729       96,305
                                                                             -----------  -----------  -----------
Gross profit...............................................................      106,468      116,389      102,423
Operating expenses:
  Research and development.................................................       27,762       24,997       21,417
  Selling, general, and administrative.....................................       68,499       69,338       62,214
  Amortization of intangibles..............................................          417        3,257        1,960
  Acquisition, restructuring, and acquired
   research and development costs..........................................       15,642       60,310        3,974
                                                                             -----------  -----------  -----------
      Total operating expenses.............................................      112,320      157,902       89,565
                                                                             -----------  -----------  -----------
Income (loss) from operations..............................................       (5,852)     (41,513)      12,858
Interest income, net of interest and other expense.........................        7,339        7,429       10,546
                                                                             -----------  -----------  -----------
Income (loss) before income taxes..........................................        1,487      (34,084)      23,404
Provision for (benefit from) income taxes..................................         (720)       5,590        8,190
                                                                             -----------  -----------  -----------
Net income (loss)..........................................................  $     2,207  $   (39,674) $    15,214
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Earnings per common and common equivalent share............................  $       .07  $     (1.31) $       .50
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Common and common equivalent shares used in the calculation of earnings per
 share.....................................................................       30,118       30,313       30,686

                            See accompanying notes.

                          NETWORK SYSTEMS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                  ADDITIONAL                CUMULATIVE
                                                        COMMON      PAID-IN     RETAINED    TRANSLATION
                                                         STOCK      CAPITAL     EARNINGS    ADJUSTMENT      TOTAL
                                                        -------   -----------  -----------  -----------  -----------
Balance at December 31, 1990.........................   $  588    $   103,817  $   137,364   $   4,700   $   246,469
  Issuance of common stock upon exercise of stock
   options, 715,092 shares...........................       14          5,331      --           --             5,345
  Issuance of common stock through employee stock
   purchase plan, 21,874 shares......................        1            204      --           --               205
  Nonqualified discount options considered earned
   compensation......................................     --              163      --           --               163
  Discount options issued for the conversion of
   Vitalink options..................................     --            4,410      --           --             4,410
  Tax benefit of employee stock plans................     --            2,571      --           --             2,571
  Change in cumulative translation adjustment........     --          --           --             (234)         (234)
  Net income.........................................     --          --            15,214      --            15,214
                                                        -------   -----------  -----------  -----------  -----------
Balance at December 31, 1991.........................      603        116,496      152,578       4,466       274,143
  Issuance of common stock upon exercise of stock
   options, 1,244,225 shares.........................       25          9,152      --           --             9,177
  Issuance of common stock through employee stock
   purchase plan, 23,403 shares......................        1            245      --           --               246
  Nonqualified discount options considered earned
   compensation......................................     --               41      --           --                41
  Repurchase and retirement of 1,033,500 shares of
   common stock......................................      (21)       (11,759)     --           --           (11,780)
  Tax benefit of employee stock plans................     --            3,233      --           --             3,233
  Change in cumulative translation adjustment........     --          --           --           (5,437)       (5,437)
  Net loss...........................................     --          --           (39,674)     --           (39,674)
                                                        -------   -----------  -----------  -----------  -----------
Balance at December 31, 1992.........................      608        117,408      112,904        (971)      229,949
  Issuance of common stock upon exercise of stock
   options, 446,508 shares...........................        9          3,190      --           --             3,199
  Issuance of common stock through employee stock
   purchase plan, 30,698 shares......................        1            266      --           --               267
  Repurchase and retirement of 1,145,000 shares of
   common stock......................................      (23)       (10,953)     --           --           (10,976)
  Tax benefit of employee stock plans................     --              360      --           --               360
  Change in cumulative translation adjustment........     --          --           --           (1,625)       (1,625)
  Net income.........................................     --          --             2,207      --             2,207
                                                        -------   -----------  -----------  -----------  -----------
Balance at December 31, 1993.........................   $  595    $   110,271  $   115,111   $  (2,596)  $   223,381
                                                        -------   -----------  -----------  -----------  -----------
                                                        -------   -----------  -----------  -----------  -----------

                            See accompanying notes.

                          NETWORK SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                              1993          1992          1991
                                                                           -----------  ------------  ------------
OPERATING ACTIVITIES:
Net income (loss)........................................................  $     2,207  $    (39,674) $     15,214
Adjustments to reconcile net income (loss) to cash provided by operating activities:
  Depreciation and amortization..........................................       13,943        13,785        10,970
  Amortization of software development...................................        3,256         3,528         3,432
  Amortization of intangible assets......................................        2,305         3,257         1,960
  Intangible assets in acquisition and restructuring charges.............        7,060        48,401            --
  Provision for losses on notes receivable...............................           --            --         1,000
  Deferred income taxes..................................................       (3,323)       (4,646)       (2,620)
  Income tax benefit from stock option plans.............................          360         3,233         2,571
  (Increase) decrease in accounts receivable.............................        1,087         5,937        (3,027)
  (Increase) decrease in inventories.....................................         (436)        7,438        (6,348)
  (Increase) in income tax deposits......................................      (27,333)         (907)      (11,564)
  (Increase) decrease in all other assets, net...........................       (7,793)      (11,945)        5,157
  Increase (decrease) in accounts payable................................        2,732        (2,264)          936
  Increase (decrease) in all other liabilities, net......................       (5,665)        3,551       (14,440)
                                                                           -----------  ------------  ------------
      Net cash provided by (used in) operating activities................      (11,600)       29,694         3,241
INVESTING ACTIVITIES:
Purchases of marketable securities.......................................      (81,560)     (244,609)     (264,027)
Maturities of marketable securities......................................       40,301        26,200        86,021
Sales of marketable securities...........................................      130,116       187,998       218,893
Cost of companies acquired, net of cash acquired.........................      (64,365)           --       (36,686)
Purchases of property, plant, and equipment..............................      (15,192)      (14,097)      (13,827)
Additions to software development........................................       (2,500)       (3,000)       (3,660)
Additions to notes receivable............................................           --            --          (840)
Payments received on notes receivable....................................          522         1,499           110
                                                                           -----------  ------------  ------------
      Net cash provided by (used in) investing activities................        7,322       (46,009)      (14,016)
FINANCING ACTIVITIES:
Proceeds from short-term bank loan.......................................           --            --        45,000
Repayment of debt........................................................           --        (1,859)      (45,033)
Proceeds from issuing common stock to employees..........................        3,466         9,464         5,713
Repurchase of common stock...............................................      (10,976)      (11,780)           --
                                                                           -----------  ------------  ------------
      Net cash provided by (used in) financing activities................       (7,510)       (4,175)        5,680
Effects of exchange rate changes.........................................         (376)         (743)          (36)
                                                                           -----------  ------------  ------------
Decrease in cash and short-term investments..............................      (12,164)      (21,233)       (5,131)
Cash and short-term investments at beginning of year.....................       38,075        59,308        64,439
                                                                           -----------  ------------  ------------
Cash and short-term investments at end of year...........................  $    25,911  $     38,075  $     59,308
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------
Supplemental cash flows information:
  Interest paid..........................................................  $       183  $      1,285  $      1,338
  Income taxes paid, net.................................................  $     1,967  $      7,370  $      9,040

                            See accompanying notes.

                          NETWORK SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1993, 1992, AND 1991

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION POLICY

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.

    SEGMENT INFORMATION

    The Company is engaged in a single business consisting of the design, manufacture, marketing, and maintenance of data communications equipment and related software.

    TRANSLATION OF FOREIGN CURRENCIES

    The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards No. 52. Under this Statement, assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the year-end exchange rate, while equity accounts are translated at historical rates. Income and expenses are translated at the average exchange rates during the year. The resulting translation adjustments are made directly to a separate component of stockholders' equity.

    CASH FLOWS

    Short-term investments purchased within three months of their maturities are considered cash equivalents.

    REVENUE RECOGNITION

    Product sales include hardware sales and software license fees. Revenue is recognized at the time of shipment for hardware sales and single-fee long-term software business, provided that no significant vendor or post-contract obligations remain outstanding and collection of the resulting receivable is deemed probable. Revenue from monthly software licenses is recognized over the term of the license agreement. Product sales also include nominal amounts of other income from various sources. Revenue from services is recognized ratably over the contractual period or as the services are provided. Provisions for sales returns, exchanges, and discounts are recorded at the time of sale based upon historical information adjusted for current trends.

    DEFERRED REVENUE

    During December 1988, the Company negotiated an extension of its territorial distribution rights contract with its distributor in Japan. The initial contract, expiring in December 1989, was extended for an additional five years ending December 1994. For extending the contract, the Company received a $10,000,000 payment in January 1989. This payment will be recognized in revenue over the last five years of the contract as the Company fulfills its obligation to provide products to the distributor.

    INVENTORIES

    Inventories are stated at lower of cost (first-in, first-out method) or market. Network Systems' policy is to employ a systematic methodology that includes quarterly evaluations of inventory, based upon business trends, to specifically identify obsolete, slow-moving and nonsalable inventory. Inventory reserves are evaluated quarterly to ensure they continually reflect the current business environment and trends.

    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets.

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SOFTWARE DEVELOPMENT

    Network Systems capitalizes software development costs subsequent to establishment of technological feasibility to produce the finished software product. Costs related to the conceptual formulation and design of software products are expensed as research and development. Ongoing costs to support or service software products are expensed. Capitalized software development costs are amortized, commencing when the software is made available for general release to customers, over their revenue-producing lives, but not in excess of three years.

    INTANGIBLE ASSETS

    The  carrying  value of  goodwill  and related  purchased  intangible assets related to businesses acquired is reviewed in conjunction with the identification of facts and circumstances that indicate that recoverability may be impaired. For the purpose of assessing recoverability, Network Systems uses a discounted cash flow methodology. If indications are present that costs will not likely be recovered, the carrying value is reduced accordingly.

    INCOME TAXES

    Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", was issued by the Financial Accounting Standards Board in February 1992, effective January 1, 1993 with earlier adoption encouraged. The Company elected to adopt the new standard effective January 1, 1992. The financial statements for 1991 have been prepared using the deferred method of determining income tax expense.

    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

    Earnings per common share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each period. For the year ended December 31, 1992, options representing 667,000 weighted average common equivalent shares were excluded from computing the loss per common share as their impact would be anti-dilutive. Fully diluted earnings per share are not presented because the dilutive effect is not significant.

    OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

    Network Systems enters into foreign exchange forward contracts to hedge against the effects of movements in foreign currency exchange rates on its foreign currency denominated receivables from affiliates. The unrealized exchange rate gains and/or losses on outstanding foreign exchange forward contracts are included in the results of operations. Because the impact of movements in currency exchange rates on foreign exchange contracts offsets the related impact on the underlying items being hedged, these instruments do not subject Network Systems to risk that would otherwise result from changes in currency exchange rates. At December 31, 1993, Network Systems' hedging contracts substantially offset this balance sheet exposure. As of December 31, 1993, Network Systems had approximately $3,800,000 in net forward contracts outstanding.

    The Company distributes its products principally through its direct sales force to a diverse base of commercial customers and government agencies. The Company's concentration of credit risk is limited by the size and geographic diversity of its customer base.

    RECLASSIFICATIONS

    Certain items in the 1992 and 1991 consolidated financial statements have been reclassified to conform to the 1993 presentation.

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

CONSOLIDATED BALANCE SHEET DETAILS (IN THOUSANDS)

                                                                                               1993       1992
                                                                                             ---------  ---------
Inventories:
  Raw material.............................................................................  $  10,210  $   5,504
  Work in process..........................................................................      7,200      7,838
  Finished goods...........................................................................      9,189      4,103
                                                                                             ---------  ---------
      Total inventories....................................................................  $  26,599  $  17,445
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Property, plant, and equipment:
  Land.....................................................................................  $   1,071  $   1,071
  Buildings and leasehold improvements.....................................................      9,185      8,317
  Production, test, and data processing equipment..........................................     76,645     71,145
  Furniture and other equipment............................................................      8,937      8,520
                                                                                             ---------  ---------
      Total property, plant, and equipment.................................................  $  95,838  $  89,053
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Goodwill and other intangible assets, net:
  Goodwill.................................................................................  $  17,495  $  --
  Other intangible assets..................................................................     21,344     --
                                                                                             ---------  ---------
                                                                                                38,839     --
  Less accumulated amortization............................................................      2,305     --
                                                                                             ---------  ---------
      Total goodwill and other intangible assets, net......................................  $  36,534  $  --
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Other assets:
  Finance receivables......................................................................  $   1,629  $   2,995
  Software development, less accumulated
   amortization of $8,686 ($8,839 in 1992).................................................      4,194      4,950
  Cash value of company-owned life insurance,
   net of policy loans of $281 in 1992.....................................................     20,656     17,187
  Income tax deposit, including interest of $3,171 ($1,505 in 1992)........................     39,804     12,471
  Other....................................................................................      2,348      1,373
                                                                                             ---------  ---------
      Total other assets...................................................................  $  68,631  $  38,976
                                                                                             ---------  ---------
                                                                                             ---------  ---------
Accrued liabilities:
  Employee compensation....................................................................  $   5,557  $   5,545
  Accrued vacation.........................................................................      3,014      2,741
  Taxes, other than income.................................................................      1,624      1,955
  Restructuring costs......................................................................      8,532     10,196
  Unearned revenue.........................................................................      7,355      6,597
  Other....................................................................................     15,049      8,853
                                                                                             ---------  ---------
      Total accrued liabilities............................................................  $  41,131  $  35,887
                                                                                             ---------  ---------
                                                                                             ---------  ---------

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

ACQUISITIONS

    In April 1993, the Company announced its intention to acquire the assets of Bus-Tech, Inc. ("BTI"). In May 1993, the Company concluded the acquisition by forming a subsidiary that acquired all the assets and assumed certain liabilities of BTI in return for cash. BTI designs, manufactures, markets, and supports data communications products for the interconnect controller market. The accompanying financial statements include BTI's results of operations since May 1993. The purchase price, including acquisition costs, totaled approximately $24,700,000. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The value of the technology acquired and covenants not to compete totaled approximately $21,300,000. These assets are being amortized to cost of sales and general and administrative expense over their estimated lives ranging from 3 to 7 years.

    In November 1993, the Company concluded its September 1993 cash tender offer to purchase all the outstanding shares of Bytex Corporation ("Bytex"). The closing of the tender offer was followed by a merger in which any Bytex shares remaining outstanding will be exchanged for the cash price. Bytex designs, manufactures, markets, and supports fault-tolerant systems and related data communications products which increase the availability of both wide and local area networks. The transaction was accounted for as a purchase. The accompanying financial statements include Bytex's results of operations since November 1993. The purchase price and expenses associated with the acquisition of approximately $47,100,000 exceeded the fair value of Bytex's net assets by approximately $17,500,000. The excess has been assigned to goodwill and will be amortized over its estimated 7 year life. The Company views this purchase price allocation to be final and not subject to further adjustment.

    Excluded from the Consolidated Statement of Cash Flows for 1993 were the following effects of noncash investing and financing activities related to the acquisitions of BTI and Bytex:

                                                                        (IN THOUSANDS)
                                                                        ---------------
Accrual for acquisition related costs.................................     $   1,894
Accrual for Bytex shares not tendered by the date of merger...........         2,413
                                                                             -------
                                                                           $   4,307
                                                                             -------
                                                                             -------

    In June 1991, the Company concluded its May 1991 cash tender offer to purchase all the outstanding shares of Vitalink Communications Corporation ("Vitalink"). The closing of the tender offer was followed by a merger in which any Vitalink shares remaining outstanding will be exchanged for the cash price. Vitalink designs, manufactures, markets, and supports data communications products that connect local area networks. The transaction was accounted for as a purchase. The accompanying financial statements include Vitalink's results of operations since June 1991. The purchase price, including acquisition related costs, totaled approximately $164,400,000. The value of technology, customer relationships, and goodwill totaled approximately $53,600,000. During 1991 and 1992 these assets were amortized over estimated lives of 2 to 20 years.

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

ACQUISITIONS (CONTINUED)
    Excluded from the Consolidated Statement of Cash Flows for 1991 were the following effects of noncash investing and financing activities related to the acquisition of Vitalink:

                                                                           (IN THOUSANDS)
Accrual for acquisition related costs.................................     $       4,286
Accrual for Vitalink shares not tendered by the date of merger........            13,722
                                                                           --------------
                                                                                  18,008
Issuance of stock options at a discount for the conversion of Vitalink
 employee stock options...............................................             4,410
                                                                           --------------
                                                                           $      22,418
                                                                           --------------
                                                                           --------------

    The following represents the unaudited pro forma results of operations as if the above noted business combinations had occurred at the beginning of the respective year in which the companies were acquired as well as the beginning of the immediately preceding year:

                                                            1993         1992         1991
                                                         -----------  -----------  -----------
                                                         (IN THOUSANDS EXCEPT PER-SHARE DATA)
                                                                      (UNAUDITED)
Total revenues.........................................  $   249,019  $   266,534  $   218,901
Net income (loss)......................................  $    (2,630) $   (44,700) $    16,692
Earnings per common and common
 equivalent share......................................  $      (.09) $     (1.47) $       .54

    The pro forma information is based on the unaudited historical results of operations of the companies, giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of either results of operations that would have occurred had the purchase been made at the beginning of the periods presented, or future results of operations of the combined companies.

ACQUISITION, RESTRUCTURING, AND ACQUIRED RESEARCH AND DEVELOPMENT COSTS

    During the fourth quarter of 1993, Network Systems completed its acquisition of Bytex and a strategic plan for reengineering Network Systems. In connection with these events Network Systems recorded a pre-tax charge of $15,642,000 ($9,700,000 net of tax benefits, or $.33 per share) which included a write-off of $7,060,000 of fair value allocated to research and development costs relating to unfinished product development in connection with the valuation of the Bytex acquisition. The remaining $8,582,000 of charges were associated with moving the Bytex operation from Boston to Minneapolis and completing the move of the remaining Vitalink operations from Fremont to Minneapolis which was part of a restructuring plan that was finalized and approved by Network Systems' Board of Directors in December of 1993.

    The primary components of the $8,582,000 restructuring charge discussed above included $4,127,000 of costs associated with severance and relocation of employees; $1,927,000 for the write-off of non-productive or abandoned fixed assets, leasehold improvements, and inventory; $1,490,000 of accrual of costs relating to the complete abandonment of the Vitalink facility which is to be completed in 1994; and $550,000 of costs associated with modifying current automated accounting and service support systems to accommodate Vitalink and Bytex requirements.

    During the fourth quarter of 1992, Network Systems recorded a restructuring charge of $60,310,000 to cover the costs associated with a major restructuring of Network Systems' Vitalink operations. The majority of the charge, or $48,401,000, was for the write-off of the unamortized

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

ACQUISITION, RESTRUCTURING, AND ACQUIRED RESEARCH AND DEVELOPMENT COSTS (CONTINUED) goodwill and intangible assets of Vitalink which was necessitated by the fact that the projected discounted cash flows of the Vitalink operation no longer reflected recovery of the goodwill and intangible assets. The remaining charge of $11,909,000 was for various costs associated with the reorganization of Vitalink and Network Systems' Minneapolis and European operations. These costs included $5,268,000 for employee severance, and $2,108,000 for non-productive or abandoned fixed assets and inventory. The restructuring charges also included $3,095,000 of costs associated with eliminating duplicative sales, general and administrative functions for Vitalink, Minneapolis, and Europe -- the primary components of which are $1,092,000 for the accrual of costs relating to the abandonment of the manufacturing facilities at Vitalink and the abandonment duplicate United States field offices; $614,000 for recruiting fees relating to the replacement of personnel unwilling to relocate; $298,000 for employee relocation costs; $260,000 for automated systems integration costs; and the residual relating primarily to moving costs. The remaining $1,438,000 of restructuring charges relate to the costs associated with integrating the Vitalink manufacturing facilities in Minneapolis. The after-tax effect of the restructuring charge was to decrease income for the fourth quarter of 1992 and for all of 1992 by $56,070,000. The per share effect was to decrease earnings per share by $1.85 for the fourth quarter and $1.84 for 1992.

    The $60,310,000 restructuring reserve recorded in 1992 was reduced to an accrual balance at December 31, 1992 of $10,196,000 through the write-off of goodwill and property of $48,401,000 and $94,000, respectively, and cash payments made of $1,619,000. The activity in the restructuring reserves for 1993 included the 1993 provision of $8,582,000, which was reduced by property write offs of $1,676,000 and cash disbursements related to accruals of $7,478,000 leaving a remaining restructuring accrual at December 31, 1993 of $9,624,000. This reserve includes $2,265,000 for property yet to be disposed of and $7,359,000 for future cash disbursements. Network Systems expects that payments relating to the remaining accrual at December 31, 1993 will occur primarily in 1994.

LEASES

    The Company leases field offices and certain equipment under noncancelable operating leases. Minimum future obligations under operating leases at December 31, 1993, excluding rentals on leases with initial terms of one year or less, are: $7,475,000 in 1994, $6,424,000 in 1995, $4,588,000 in 1996, $2,976,000 in
1997, $2,359,000 in 1998, and $7,087,000 thereafter. Total rental expense, including rentals on leases with terms of one year or less, was approximately $6,666,000 in 1993, $5,430,000 in 1992, and $5,383,000 in 1991.

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

CASH AND SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES (IN THOUSANDS)

                                                                                             1993        1992
                                                                                           ---------  -----------
Cash and short-term investments:
  Cash...................................................................................  $  22,079  $    28,534
  Government securities..................................................................      1,175        2,256
  Corporate obligations..................................................................      2,657        7,285
                                                                                           ---------  -----------
      Total cash and short-term investments..............................................     25,911       38,075
Marketable securities maturing within one year:
  Government securities..................................................................        151          239
  Corporate obligations..................................................................      4,438        9,078
  Municipal bonds........................................................................      3,081       10,791
  Mutual funds...........................................................................        232      --
                                                                                           ---------  -----------
                                                                                               7,902       20,108
Marketable securities maturing beyond one year:
  Government securities..................................................................     --           45,204
  Corporate obligations..................................................................     --           11,956
  Redeemable preferred securities........................................................     --           12,551
                                                                                           ---------  -----------
                                                                                              --           69,711
                                                                                           ---------  -----------
      Total marketable securities........................................................      7,902       89,819
                                                                                           ---------  -----------
      Total cash and short-term investments and marketable securities....................  $  33,813  $   127,894
                                                                                           ---------  -----------
                                                                                           ---------  -----------

    Short-term investments and marketable securities are accounted for on the basis of lower of cost or market. At December 31, 1993, the aggregate market value of the total cash and short-term investments and marketable securities is approximately $33,851,000.

INCENTIVE PLANS

    The Company has stock incentive plans which permit the granting of incentive stock options, nonqualified stock options and restricted stock. Incentive stock option provisions of the plan allow for granting of options to purchase shares of the Company's common stock at not less than 100 percent of market value at date of grant. Under the nonqualified stock option provisions, options may be granted to purchase shares of the Company's common stock at not less than 15 percent of market value at date of grant. Under the restricted stock provisions, shares of the Company's common stock may be granted subject to restrictions and forfeiture provisions determined by the Board of Directors.

    On April 29, 1993, the stockholders approved an increase to the number of shares reserved for issuance under the Company's 1989 Long-Term Stock Incentive Plan from 3,000,000 shares to 4,500,000 shares. At December 31, 1993, there were 1,078,828 shares available for future grants, and options to purchase 736,146 shares were exercisable under the stock option plans. There were no restricted stock awards during 1993, 1992, or 1991.

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

INCENTIVE PLANS (CONTINUED)
    Stock option activity under all employee incentive plans is summarized as follows:

                                                                                      AVERAGE
                                                                                     PRICE PER
                                                                         SHARES        SHARE
                                                                      ------------  -----------
Outstanding at December 31, 1991....................................     3,052,984   $    8.32
  Granted...........................................................     1,343,000       12.77
  Exercised.........................................................    (1,235,650)       7.38
  Cancelled.........................................................      (477,809)
                                                                      ------------
Outstanding at December 31, 1992....................................     2,682,525       10.72
  Granted...........................................................     2,180,675        8.45
  Exercised.........................................................      (446,508)       7.17
  Cancelled.........................................................    (1,062,434)
                                                                      ------------
Outstanding at December 31, 1993....................................     3,354,258        9.47
                                                                      ------------
                                                                      ------------

    Additionally, the Company's 1988 Nonemployee Director Stock Option Plan provides for the granting of options to purchase a maximum of 120,000 shares of the Company's common stock by nonemployee directors. During 1988, 65,625 options were granted at $7.13, fair market value at date of grant. During 1992, 9,375 options under the plan were exercised by a former director of the Company. At December 31, 1993, 46,875 options remain outstanding, all of which are exercisable.

    Subject to shareholder approval, the Company's 1993 Nonemployee Director Stock Option Plan provides for the granting of options to purchase a maximum of 191,875 shares of the Company's common stock by nonemployee directors. During 1993, 91,875 options were granted at $7.88, fair market value at date of grant. These options become exercisable on a cumulative basis, one-third on the date of each successive annual stockholder meeting.

    In the event that certain changes in control of the Company occur, all stock options under the Long-Term Stock Incentive Plan and the Nonemployee Director Stock Option Plans become immediately exercisable, and all restrictions under any outstanding restricted stock grants will immediately lapse.

    The Company has deferred compensation and supplemental retirement agreements with its executive officers under which the Company has agreed to pay certain amounts annually over a period of fifteen years subsequent to retirement. The Company also has deferred compensation agreements with certain key employees. The charges to expense under these agreements are based on the present value method and were approximately $2,340,000 in 1993, $2,046,000 in 1992, and $1,689,000 in 1991. The Company has insured the lives of certain employees to assist in the funding of the deferred compensation liability. The Company is the owner and beneficiary of the insurance policies.

EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1989 Employee Stock Purchase Plan, a qualified plan pursuant to Internal Revenue Code Section 423, became effective April 1, 1989. The plan gives eligible employees an opportunity to purchase the Company's common stock through a series of consecutive annual offerings beginning April 1, 1989. Payroll deductions not exceeding 10% of eligible compensation may be used to purchase stock at a per-share price of 85% of the lesser of the fair market value on April 1, the beginning of each annual offering period, or March 31, the end of each annual offering period. Effective April 1, 1993, the stockholders approved an increase in the number of shares reserved for issuance under the plan from 500,000 shares to 750,000 shares. In addition, the stockholders approved

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

EMPLOYEE STOCK PURCHASE PLAN (CONTINUED) changes to the plan that authorize the Board of Directors to establish for each annual offering period the maximum number of shares that may be purchased by a participant. Shares issued under the plan were 30,698 in 1993, 23,403 in 1992, and 21,874 in 1991. The plan will terminate when the 750,000 shares authorized for issuance under the plan have been purchased.

COMMON AND PREFERRED STOCK

    The Company's Board of Directors is authorized to issue 5,000,000 shares of special preference stock, par value $.02, in one or more series, and to determine voting rights, dividend rates, redemption rights, convertibility, and other preferences of each series. No stock has been issued under this authorization.

    In 1988, the Company amended its shareholder rights plan which was adopted in 1986. On adopting the plan, the Company distributed one preferred stock purchase right for each outstanding share of the Company's common stock. The rights will become exercisable only in certain limited circumstances involving a potential business combination transaction of the Company. Under these circumstances, holders can exercise their right to purchase common stock of the Company or, in certain circumstances, securities of an acquiror, having a value of twice the exercise price of $70. The rights have the effect of causing significant dilution in the case of an attempt to acquire the Company on terms not approved by the Company's Board of Directors. The rights should not interfere with any business combination approved by the Board of Directors, since the rights may be redeemed by the Company at $.05 per right. The rights expire on July 28, 1996.

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

GEOGRAPHIC AREA AND MAJOR CUSTOMER INFORMATION

    Information about the Company's operations by geographic area is summarized as follows:

                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
Total revenues:
  United States:
    Unaffiliated customers.................................................  $   163,358  $   152,626  $   137,009
    Transfers between geographic areas.....................................       18,987       20,273       23,370
                                                                             -----------  -----------  -----------
                                                                                 182,345      172,899      160,379
  Subsidiaries in Canada and Europe........................................       52,200       66,492       61,719
  Eliminations.............................................................      (18,987)     (20,273)     (23,370)
                                                                             -----------  -----------  -----------
                                                                             $   215,558  $   219,118  $   198,728
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Income (loss) before income taxes:
  United States............................................................  $    (3,005) $   (47,002) $     5,385
  Subsidiaries in Canada and Europe........................................         (980)       7,343        9,004
                                                                             -----------  -----------  -----------
    Total operating income (loss)..........................................       (3,985)     (39,659)      14,389
  General corporate expenses...............................................       (1,867)      (1,854)      (1,531)
  Interest income..........................................................        7,522        8,714       11,787
  Interest and other expense...............................................         (183)      (1,285)      (1,241)
                                                                             -----------  -----------  -----------
                                                                             $     1,487  $   (34,084) $    23,404
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Total assets:
  United States............................................................  $   229,208  $   119,843  $   181,645
  Subsidiaries in Canada and Europe........................................       24,354       29,920       41,994
  Eliminations.............................................................       (2,550)      (1,941)     (11,765)
                                                                             -----------  -----------  -----------
    Total identifiable assets..............................................      251,012      147,822      211,874
  Corporate assets.........................................................       54,469      145,603      130,937
                                                                             -----------  -----------  -----------
                                                                             $   305,481  $   293,425  $   342,811
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Export sales:
  Asia/Pacific.............................................................  $    25,864  $    17,357  $    19,125
  Other international locations............................................       10,134        7,841        7,459
                                                                             -----------  -----------  -----------
                                                                             $    35,998  $    25,198  $    26,584
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    Sales to unaffiliated customers outside the United States, including export sales to independent distributors, were $88,198,000, $91,690,000, and $88,303,000 for 1993, 1992, and 1991, respectively, which represented 40.9%, 41.8%, and 44.4%, of total revenues.

    Manufacturing operations are located in the United States. Sales to affiliates are accounted for at amounts which are above cost. Operating income is sales less cost of sales and operating expenses.

    Identifiable assets are those assets used in each geographic area. Corporate assets consist of cash and short-term investments, marketable securities, notes receivable from officers, and cash surrender value of Company-owned life insurance, net of policy loans.

    Foreign currency transaction losses of approximately $240,000 in 1993, $1,225,000 in 1992, and $724,000 in 1991 have been included in net income
(loss).

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

GEOGRAPHIC AREA AND MAJOR CUSTOMER INFORMATION (CONTINUED)
    The Company sells to various government agencies; no individual agency constituted more than ten percent of total revenues in any of the three years in the period ended December 31, 1993.

INCOME TAXES

                                                     FEDERAL     STATE     FOREIGN     TOTAL
                                                    ---------  ---------  ---------  ---------
                                                                  (IN THOUSANDS)
1993 (LIABILITY METHOD)
Current...........................................  $  (4,360) $    (900) $     910  $  (4,350)
Deferred..........................................      3,380        730       (480)     3,630
                                                    ---------  ---------  ---------  ---------
                                                    $    (980) $    (170) $     430  $    (720)
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
1992 (LIABILITY METHOD)
Current...........................................  $     320  $      30  $   4,160  $   4,510
Deferred..........................................        280        120        680      1,080
                                                    ---------  ---------  ---------  ---------
                                                    $     600  $     150  $   4,840  $   5,590
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
1991 (DEFERRED METHOD)
Current...........................................  $   5,530  $   1,420  $   3,860  $  10,810
Deferred..........................................     (2,120)      (440)       (60)    (2,620)
                                                    ---------  ---------  ---------  ---------
                                                    $   3,410  $     980  $   3,800  $   8,190
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

    The  foreign provision  for income taxes  is based on  foreign pretax income
(loss) of $(536,000) in 1993, $8,167,000 in 1992, and $9,785,000 in 1991.

    Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior year's financial statements have not been restated. The cumulative effect of adopting Statement No. 109 was not material.

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                           1993       1992
                                                                         ---------  ---------
                                                                            (IN THOUSANDS)
Deferred tax assets:
  Inventory reserves...................................................  $   1,198  $   1,110
  Deferred revenue.....................................................        570      2,538
  Deferred compensation................................................      4,302      3,728
  Acquisition and restructuring costs..................................      6,697      4,467
  Net operating loss carryforwards.....................................     11,452      4,188
  Other................................................................      4,533      3,247
                                                                         ---------  ---------
                                                                            28,752     19,278
  Tax credit carryforwards.............................................      3,687        404
  Valuation reserve for deferred tax assets............................     (5,700)    (4,477)
                                                                         ---------  ---------
    Total deferred tax assets..........................................     26,739     15,205
                                                                         ---------  ---------
Deferred tax liabilities:
  Tax depreciation over book...........................................      2,768      2,150
  Net capitalized software.............................................      2,020      1,881
  Gross margin deferral on receivables.................................      1,150      1,572
  Interest included in tax deposits....................................      5,331        572
                                                                         ---------  ---------
    Total deferred tax liabilities.....................................     11,269      6,175
                                                                         ---------  ---------
      Net deferred tax assets..........................................  $  15,470  $   9,030
                                                                         ---------  ---------
                                                                         ---------  ---------

    The components of the provision for deferred income taxes for the year ended December 31, 1991 are:

                                                                              1991
                                                                         ---------------
                                                                         (IN THOUSANDS)
Excess tax depreciation over book depreciation........................   $       248
Transactions with international subsidiaries..........................          (180)
Software development cost capitalized for book purposes,
 net of amortization..................................................            87
Inventory reserves....................................................          (161)
Deferred revenue......................................................           760
Deferred compensation, net............................................          (757)
Costs related to acquisition..........................................          (992)
Reserves for discontinuance of third-party arrangements...............          (889)
Other, net............................................................          (736)
                                                                             -------
                                                                         $    (2,620)
                                                                             -------
                                                                             -------

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

INCOME TAXES (CONTINUED)
    Differences between the federal statutory income tax rate and the effective tax rate are:

                                                                   1993         1992         1991
                                                                  -------      -------      ------
Federal statutory rate.......................................      35.0%       (34.0)%       34.0%
State tax, net of federal tax benefit........................      (5.8)          .7          3.0
Amortization of intangibles..................................       9.8          3.2          2.9
Write-off of intangibles.....................................      --           48.3         --
Purchase accounting adjustments..............................      --             .2          2.4
FSC benefits.................................................     (59.3)        (2.2)        (3.3)
Dividend exclusion and municipal bond interest...............     (25.2)        (1.3)        (1.6)
Increase in cash surrender value, net........................      (9.4)        --           --
Foreign tax rate differential................................      12.3           .2          1.2
Foreign net operating losses, net of utilization.............      32.2          4.9           .8
Foreign tax credits..........................................     (40.7)         (.4)         (.4)
Change in deferred tax asset valuation reserve...............      --           (2.3)        --
Reduction of taxes previously provided.......................      --           --           (4.3)
Other, net...................................................       2.7          (.9)          .3
                                                                  -------      -------      ------
Effective tax rate...........................................     (48.4)%       16.4%        35.0%
                                                                  -------      -------      ------
                                                                  -------      -------      ------

    Aggregate unremitted earnings of foreign subsidiaries for which U.S. federal and state income taxes have not been provided totaled approximately $28,800,000 at December 31, 1993. Deferred income taxes have not been provided on these earnings because the Company considers them to be indefinitely reinvested, except for repatriations to the extent of available foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities and uncertainties involved with its hypothetical calculation.

    At December 31, 1993, the Company had foreign net operating loss carryforwards of approximately $8,780,000 available to offset future taxable income. Approximately $6,810,000 of these carryforwards have an unlimited carryforward period. The remaining $1,970,000 begins to expire in years after 1997. The Company has established a tax valuation reserve for the entire deferred tax asset related to its foreign net operating loss carryforwards. The Company also has U.S. federal net operating loss carryforwards of approximately $16,200,000 available to offset future taxable income for which no tax valuation reserve has been established. Tax credit carryforwards of approximately $3,687,000 consist of $2,307,000 of U.S. general business credits and alternative minimum tax credits. The remaining $1,380,000 consists of U.S. foreign tax credits which expire in 1999. The Company has established a tax valuation reserve of approximately $911,000 for the deferred tax asset related to its tax credit carryforwards. Network Systems has determined that no additional reserves are necessary on the $15,470,000 of net deferred tax assets at December 31, 1993 because it is more likely than not to be fully realized. The net deferred tax asset is expected to be completely recovered either through operating loss carryback claims that are available of approximately $2,000,000, through the use of tax planning strategies used to generate taxable income primarily through the sale of appreciated assets, or through deductions against future taxable income. Based upon the facts and circumstances at this time and Network Systems' lengthy history of profitable operating results, including cumulative net income over the past three years of $26,100,000 absent goodwill write-offs, Network Systems believes that realization of the asset is probable.

    The Internal Revenue Service (IRS) has examined the Company's consolidated income tax returns through December 31, 1990. The IRS assessed against the Company an accumulated earnings

                          NETWORK SYSTEMS CORPORATION

                       DECEMBER 31, 1993, 1992, AND 1991

INCOME TAXES (CONTINUED)
tax of approximately $2,600,000  for 1983, $4,500,000  for 1984, and  $3,900,000
for 1985. In May 1991, the Company paid the imposed tax and in October 1991, the Company filed suit in Federal District Court against the IRS for the refund of the imposed tax together with interest. In February 1993, the Federal District Court ruled that the IRS had improperly applied the accumulated earnings tax to the Company for the years 1983 through 1985. The judgment awards the Company the return of $10,966,042 of tax previously paid to the IRS plus interest. In November 1993, the IRS filed an appeal of this judgment with the United States Court of Appeals. In January 1994, the United States Court of Appeals granted a dismissal of the IRS appeal. In anticipation of a full refund, the Company recorded the tax paid as a long-term deposit bearing interest at the IRS refund rate.

    During 1991, the IRS completed its examination of the Company's consolidated income tax returns for the years 1986, 1987, and 1988. In July 1991, the IRS again proposed the imposition of an accumulated earnings tax of approximately $5,100,000 for 1986, $5,600,000 for 1987, and $4,100,000 for 1988. In April
1993, the Company paid the imposed tax and in May 1993, it paid interest on the tax amounting to $10,858,000. During May 1993, the Company filed suit in Federal District Court against the IRS for the refund of the imposed tax, together with interest. In anticipation of a full refund, the Company has recorded the tax and interest paid as a long-term deposit bearing interest at the IRS refund rate.

    During 1992, the IRS completed its examination of the Company's consolidated income tax returns for the years 1989 and 1990. In October 1992, the IRS again proposed the imposition of an accumulated earnings tax of approximately $5,000,000 for 1989 and $4,400,000 for 1990. The Company has administratively appealed these proposed assessments.

    The Company and its special tax counsel believe that the IRS position for taxable years 1986 through 1990 is substantially without merit and will vigorously defend against the IRS proposals to impose an accumulated earnings tax. Although the ultimate resolution of this matter cannot be determined at the present time, management believes a material loss is unlikely. Accordingly, the Company has made no provision with respect to these matters. With respect to all other tax matters, the Company considers its tax accruals adequate to cover any domestic or foreign tax deficiencies not recoverable through deductions in future years.

CONTINGENCIES


    Network Systems is a party to litigation which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management's estimate of the reasonably possible loss from all ongoing litigation is in a range from $200,000 to $2,400,000. Approximately $1,400,000 of accruals established in connection with the Vitalink acquisition remain at both December 31, 1993 and 1992. The accrual represents management's best estimate of the probable losses associated with all litigation. Management believes that the effect on Network Systems' financial condition, if any, for the disposition of these matters will not be material. However, depending on the amount and timing of an unfavorable resolution of these contingencies it is possible that Network Systems' future results of operations or cash flows could be materially affected in a particular period.

                          NETWORK SYSTEMS CORPORATION
                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                                      FIRST     SECOND      THIRD      FOURTH
                                                                     QUARTER    QUARTER    QUARTER    QUARTER*
                                                                    ---------  ---------  ---------  ----------
1993
Total revenues....................................................  $  46,047  $  49,061  $  53,340  $   67,110
Total cost of revenues............................................     22,793     24,772     26,675      34,850
                                                                    ---------  ---------  ---------  ----------
Gross profit......................................................     23,254     24,289     26,665      32,260
Operating expenses................................................     21,857     22,544     24,123      43,796
                                                                    ---------  ---------  ---------  ----------
Income (loss) from operations.....................................      1,397      1,745      2,542     (11,536)
Net interest income...............................................      2,385      1,919      1,536       1,499
                                                                    ---------  ---------  ---------  ----------
Income (loss) before income taxes.................................      3,782      3,664      4,078     (10,037)
Provision for (benefit from) income taxes.........................      1,390      1,350      1,500      (4,960)
                                                                    ---------  ---------  ---------  ----------
Net income (loss).................................................  $   2,392  $   2,314  $   2,578  $   (5,077)
                                                                    ---------  ---------  ---------  ----------
Earnings per common and common equivalent share...................  $    0.08  $    0.08  $    0.09  $    (0.17)
                                                                    ---------  ---------  ---------  ----------
                                                                    ---------  ---------  ---------  ----------
Average common and common equivalent shares.......................     30,415     30,175     30,052      29,707
                                                                    ---------  ---------  ---------  ----------
                                                                    ---------  ---------  ---------  ----------
1992
Total revenues....................................................  $  48,711  $  54,129  $  57,340  $   58,938
Total cost of revenues............................................     23,672     25,546     27,056      26,455
                                                                    ---------  ---------  ---------  ----------
Gross profit......................................................     25,039     28,583     30,284      32,483
Operating expenses................................................     23,658     24,300     24,742      85,202
                                                                    ---------  ---------  ---------  ----------
Income (loss) from operations.....................................      1,381      4,283      5,542     (52,719)
Net interest income...............................................      1,561      1,727      2,345       1,796
                                                                    ---------  ---------  ---------  ----------
Income (loss) before income taxes.................................      2,942      6,010      7,887     (50,923)
Provision for (benefit from) income taxes                               1,130      2,340      3,090        (970)
                                                                    ---------  ---------  ---------  ----------
Net income (loss).................................................  $   1,812  $   3,670  $   4,797  $  (49,953)
                                                                    ---------  ---------  ---------  ----------
Earnings per common and common equivalent share...................  $    0.06  $    0.12  $    0.16  $    (1.65)
                                                                    ---------  ---------  ---------  ----------
                                                                    ---------  ---------  ---------  ----------
Average common and common equivalent shares.......................     31,385     30,934     30,688      30,324
                                                                    ---------  ---------  ---------  ----------
                                                                    ---------  ---------  ---------  ----------

- ------------------------
* The fourth quarter 1993 reflects an after-tax charge to earnings of approximately $9,700,000, or $.33 per share, to record acquisition, restructuring, and acquired research and development costs. The charge records the write-off of $7,060,000 of fair value allocated to research and development costs relating to unfinished products in connection with the valuation of the Bytex acquisition. The $8,582,000 balance of the charge was established to cover the cost of employee severance and relocation obligations, the cost of consolidation of facilities, and the write-down of nonproductive assets. The fourth quarter sales are also significantly higher due to the November 1993 acquisition of Bytex, which contributed $7,400,000 of revenue for the quarter.

     The fourth quarter 1992 reflects an after-tax charge to earnings of approximately $56,100,000, or $1.85 per share, to record a charge related to a major restructuring of the Company. The charge consists primarily of $48,401,000 relating to the decision made in the fourth quarter to write off goodwill and other intangible assets in connection with the Company's acquisition of Vitalink. The balance of the charge covers severance obligations, the cost of eliminating duplicate support functions, integration costs, and the restructuring of the Company's Minneapolis and European operations.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          NETWORK SYSTEMS CORPORATION

                                          By  /s/ Malcolm D. Reid
                                              ----------------------------------
                                              Malcolm D. Reid
                                              Vice President, Secretary
                                              and General Counsel

Dated: January 6, 1995

                                 EXHIBIT INDEX

  ITEM NO.                                         DESCRIPTION                                           PAGE NO.
- -------------  -----------------------------------------------------------------------------------  ------------------
        3(a)   Restated Certificate of Incorporation..............................................  filed previously
         (b)   Amendment to Bylaws................................................................  filed previously
        4(a)   See Exhibits 3(a) and 3(b).........................................................  filed previously
         (b)   Network Systems Corporation Savings and Stock Ownership Plan Annual Report on Form
               11-K for the year ended December 31, 1993..........................................  filed previously
         (c)   Form of Rights Agreement, dated as of July 16, 1986 between Network Systems
               Corporation and Norwest Bank Minneapolis, N.A. which includes as Exhibit B thereto the Form of Rights certificate. Description of Registrant's Securities to be
               Registered. Amended and Restated Rights Agreement dated as of July 16, 1986, as amended and restated as of September 29, 1988......................................  filed previously
       10(a)   Key Employees December 1981 Nonqualified Stock Option Plan, as amended.............  filed previously
         (b)   Amendment to Key Employees December 1981 Nonqualified Stock Option Plan, approved by the stockholders April 26, 1983.................................................  filed previously
         (c)   Key Employees March 1980 Stock Option Plan, as amended.............................  filed previously
         (d)   Amendment to Key Employees December 1981 Nonqualified Stock Option Plan, approved by the stockholders May 5, 1987....................................................  filed previously
         (e)   1993 Management Incentive Plan.....................................................  filed previously
         (f)   Network Systems Corporation Deferred Compensation Plan.............................  filed previously
         (g)   Supplemental Retirement Plan & Agreement...........................................  filed previously
         (h)   Death Benefit Plan.................................................................  filed previously
         (i)   Disability Benefit written description.............................................  filed previously
         (j)   Form of an indemnification agreement between the Company and its directors and officers effective as of January 20, 1987, approved by the stockholders May 5,
               1987...............................................................................  filed previously
         (k)   Severance agreement forms covering the Company's officers..........................  filed previously
         (l)   Sumitomo Corporation distributor agreement dated December 1984 and December 1988 extension agreement................................................................  filed previously
         (m)   Network Systems Corporation 1989 Long-Term Stock Incentive Plan as amended.........  filed previously
         (n)   Retirement and consulting arrangement with the Chairman
               of the Board.......................................................................  filed previously
         (o)   Network Systems Corporation Nonemployee Directors
               Stock Option Plan..................................................................  filed previously
         (p)   Network Systems Corporation 1993 Nonemployee Directors Stock Option Plan...........  filed previously
         (q)   Network Systems Corporation 1994 Deferred Compensation Plan for Key Employees......  filed previously
       22      Subsidiaries of the Company........................................................  filed previously
       23      Consent of Ernst & Young, Independent Auditors.....................................  filed herewith
       25      Power of Attorney..................................................................  filed previously