Form 10-Q/A
period 1994-09-30
NETWORK SYSTEMS CORP
filed 1995-01-06
CIK 319645

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994


                          ---------------------------

                        DATE OF REPORT: JANUARY 6, 1995

                          ---------------------------


                          Network Systems Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Delaware                                0-9691          41-1231031
   ----------------------------------       ------          -------------------
   (State or other jurisdiction             Commission      (I.R.S. Employer
    of incorporation or organization)       File Number     Identification No.)


    7600 Boone Avenue North, Minneapolis, Minnesota         55428
   ------------------------------------------------         -------------------
   (Address of principal executive offices)                 (Zip Code)


                                  612-424-4888
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                           NETWORK SYSTEMS CORPORATION

                                      INDEX

                                                                            PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION:

  Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets
            September 30, 1994 (Unaudited) and
            December 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . . 3


       Condensed Consolidated Statements of Income
            Three months and nine months ended September 30,
            1994 and 1993 (Unaudited). . . . . . . . . . . . . . . . . . . . . 4


       Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 1994
            and 1993 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . 5


       Notes to Condensed Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . 6-8


  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .9-13


PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 14-15

                           NETWORK SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                               September 30,   December 31,
                                                        1994           1993
                                              --------------  -------------
                                                 (Unaudited)         (Note)
ASSETS

Cash and short-term investments                     $ 15,364       $ 25,911
Marketable securities                                  5,605          7,902
Accounts receivable, net                              71,706         64,495
Interest and other receivables                         3,287          5,531
Inventories                                           25,785         26,599
Other current assets                                  27,578         26,029
                                                    --------       --------
Total current assets                                 149,325        156,467
Property, plant, and equipment, at cost              113,155         95,838
Less accumulated depreciation                         62,395         51,989
                                                    --------       --------
Net property, plant, and equipment                    50,760         43,849
Goodwill and other intangible assets, net             41,062         36,534
Software development, less
 accumulated amortization of
 $10,831 (1993-$8,686)                                 3,924          4,194
Income tax deposits, including
 interest of $1,374 (1993-$3,171)                     17,292         39,804
Notes receivable from officers                         3,611             --
Other assets, net                                     29,847         24,633
                                                    --------       --------
Total other assets                                    95,736        105,165
                                                    --------       --------
                                                    $295,821       $305,481
                                                    --------       --------
                                                    --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                    $  6,996       $  9,317
Accrued liabilities                                   26,283         41,131
Income taxes payable                                   6,114          4,689
Deferred revenue                                          --          1,500
                                                    --------       --------
Total current liabilities                             39,393         56,637
Long-term debt                                         1,000          1,000
Deferred compensation                                 12,325         11,852
Deferred income taxes                                  3,360          3,360
Other long-term liabilities                            8,088          9,251

STOCKHOLDERS' EQUITY
Common stock                                             606            595
Additional paid-in capital                           114,043        110,271
Retained earnings                                    117,816        115,111
Cumulative translation adjustment                       (810)        (2,596)
                                                    --------       --------
Total stockholders' equity                           231,655        223,381
                                                    --------       --------
                                                    $295,821       $305,481
                                                    --------       --------
                                                    --------       --------

(Note) The balance sheet at December 31, 1993, has been taken from the audited financial statements and condensed.

                           NETWORK SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per-share amounts)
                                   (Unaudited)



                                               Three months ended             Nine months ended
                                                    September 30,                 September 30,
                                          -----------------------      ------------------------
                                              1994           1993           1994           1993
                                          --------       --------      ---------      ---------
Revenues:
 Product                                   $39,529        $37,091       $121,827       $100,198
 Services                                   18,495         16,249         54,599         48,250
                                           -------        -------       --------       --------
  Total revenues                            58,024         53,340        176,426        148,448

Cost of revenues:
 Product                                    18,163         16,300         54,745         43,329
 Services                                   11,487         10,375         34,245         30,911
                                           -------        -------       --------       --------
  Total cost of revenues                    29,650         26,675         88,990         74,240
                                           -------        -------       --------       --------

Gross profit                                28,374         26,665         87,436         74,208

Operating expenses:
 Research and development                    8,297          6,619         26,315         19,374
 Selling, general,
  and administrative                        20,124         17,504         57,878         49,150
 Amortization of goodwill                      624              0          1,874              0
                                           -------        -------       --------       --------
  Total operating expenses                  29,045         24,123         86,067         68,524
                                           -------        -------       --------       --------

Income (loss) from operations                (671)          2,542          1,369          5,684

Interest income, net                           847          1,536          2,956          5,840
                                           -------        -------       --------       --------

Income before income taxes                     176          4,078          4,325         11,524

Income taxes                                    70          1,500          1,620          4,240
                                           -------        -------       --------       --------

Net income                                 $   106        $ 2,578       $  2,705       $  7,284
                                           -------        -------       --------       --------
                                           -------        -------       --------       --------

Earnings per common and
 common equivalent share                   $   .00        $   .09       $    .09       $    .24
                                           -------        -------       --------       --------
                                           -------        -------       --------       --------

Common and common equivalent
 shares used in the calculation
 of earnings per share                      30,380         30,052         30,104         30,208

                           NETWORK SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                 Nine months ended
                                                                    September 30,
                                                              -----------------------
                                                                  1994           1993
                                                              --------       --------
Cash flows from operating activities:
 Net income                                                   $  2,705       $  7,284
 Adjustments to reconcile net income to
  cash provided from operating activities:
    Depreciation and amortization                               11,014         10,701
    Amortization of software development                         2,145          2,442
    Amortization of intangibles                                  4,411             --
    (Increase) decrease in assets                                7,868        (25,801)
    Decrease in liabilities                                    (18,524)        (7,590)
                                                              --------       --------
     Net cash flows provided by (used in)
      by operations                                              9,619        (12,964)

Cash flows from investing activities:
 Cost of companies acquired, net of cash
  acquired                                                      (8,940)       (24,120)
 Decrease in marketable
  securities                                                     2,672         42,170
 Purchases of property, plant, and
  equipment                                                    (11,788)       (10,271)
 Additions to software development                              (1,875)        (1,875)
 (Addition to) reduction of notes receivable                    (3,611)           522
                                                              --------       --------
    Net cash flows provided by (used in)
      investing activities                                     (23,542)         6,426

Cash flows from financing activities:
 Proceeds from issuing common stock to
  employees                                                      4,225          3,323
 Repurchase of common stock                                       (442)       (10,976)
                                                              --------       --------
     Net cash flows provided by (used in)
      financing activities                                       3,783         (7,653)
Effects of exchange rate changes                                  (407)          (503)
                                                              --------       --------
Decrease in cash and
  short-term investments                                       (10,547)       (14,694)
Cash and short-term investments
  at beginning of period                                        25,911         38,075
                                                              --------       --------
Cash and short-term investments
  at end of period                                            $ 15,364       $ 23,381
                                                              --------       --------
                                                              --------       --------

                           NETWORK SYSTEMS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED  SEPTEMBER 30, 1994

                                   (Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of September 30, 1994, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 1994 and 1993, and the condensed consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1994, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993, annual report to shareholders. The results of operations for the period ended September 30, 1994, are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

Inventories consist of the following:


                          September 30,         December 31,
                                   1994                 1993
                         --------------        -------------
                                      (In thousands)
Raw material                    $10,631              $10,210
Work in process                   6,686                7,200
Finished goods                    8,468                9,189
                                -------              -------
                                $25,785              $26,599
                                -------              -------
                                -------              -------

3.  AGREEMENT AND PLAN OF MERGER

On August 8, 1994, Network Systems Corporation ("NSC") and Storage Technology Corporation ("STC") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which a newly formed subsidiary of STC will be merged (the "Merger") into NSC, with NSC as the surviving corporation and a wholly owned subsidiary to STC. In connection with the Merger, each outstanding share of Common Stock of NSC will be converted into .2618 shares of Common Stock of STC. In addition, at the effective time of the Merger, NSC will redeem from its stockholders all of the rights outstanding under its Amended and Restated Rights Agreement at a redemption price of $.05 per right. The Merger is expected to be completed in January 1995.

With the exception of the $.05 per share for redemption of special preference stock rights, the Merger is intended to be tax free for federal income tax purposes to the holders of NSC Common Stock receiving shares of STC Common Stock and is to be accounted for as a "pooling of interests."

The Merger is subject to various conditions, including the approval of the stockholders of NSC. If the merger has not been consumated, either party may terminate the agreement after February 28, 1995. In the event the average price of STC Common Stock is below $30.37 per share for the ten day trading period ending two trading days before the closing, the Company may terminate its obligation to complete the merger unless STC agrees to make an adjustment to the exchange ratio.

Through September 30, 1994, one-time merger charges of approximately $540,000 have been deferred. These merger charges will be recognized in the period the merger is consumated.

4.  ACQUISITION

In September 1994, the Company's wholly owned subsidiary, Bus-Tech, Inc., acquired the assets and assumed certain liabilities of TMD Products, Inc. ("TMD") in return for cash. The accompanying financial statements include TMD's results of operations since the acquisition. The purchase price, including acquisition expenses, totaled approximately $9,040,000. The acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The value of software acquired is approximately $8,940,000. The acquired software is included in other intangible assets and is being amortized to cost of sales over its estimated 5-year life.

5.  STOCKHOLDERS' EQUITY (In thousands)

                                             Additional                    Cumulative
                                  Common        paid-in       Retained    translation
                                   stock        capital       earnings     adjustment          Total
                                  ------        -------       --------     ----------       --------
Balances at
 December 31, 1993                  $595       $110,271       $115,111        $(2,596)      $223,381

Issuance of common
 stock upon exercise
 of stock options                     11          3,667                                        3,678

Issuance of common
 stock through
 employee stock
 purchase plan                         1            414                                          415


Nonqualified discount
 options considered
 earned compensation                                132                                          132

Repurchase and
 retirement of
 common stock                         (1)          (441)                                        (442)

Change in cumulative
 translation
 adjustment                                                                     1,786          1,786

Net income                                                       2,705                         2,705
                                     ---        -------        -------         ------        -------

Balances at
 September 30, 1994                 $606       $114,043       $117,816        $  (810)      $231,655
                                     ---        -------        -------         ------        -------
                                     ---        -------        -------         ------        -------

6.  MARKETABLE SECURITIES

Effective January 1, 1994 the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company's marketable securities are classified as available-for-sale, all are corporate debt securities and all mature within one year. Sales of marketable securities for the three and nine months of 1994 total $1,471,000 with no gain or loss realized. The cost basis of securities sold are computed by specific identification. There were no material unrealized holding gains or losses in the three and nine month periods of 1994.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth items from Network Systems Corporation's Condensed Consolidated Statements of Income as percentages of total revenues.

                                            Three-months ended         Nine-months ended
                                                 September 30,             September 30,
                                           -------------------       -------------------
                                              1994        1993         1994         1993
                                           -------      ------       ------       ------
Revenues:
 Product                                      68.1%       69.5%        69.1%        67.5%
 Service                                      31.9        30.5         30.9         32.5
                                           -------      ------       ------       ------
  Total revenues                             100.0       100.0        100.0        100.0

Cost of revenues:
 Product                                      31.3        30.6         31.0         29.2
 Service                                      19.8        19.4         19.4         20.8
                                           -------      ------       ------       ------
  Total cost of revenues                      51.1        50.0         50.4         50.0
                                           -------      ------       ------       ------

Gross profit                                  48.9        50.0         49.6         50.0

Operating expenses:
 Research and development                     14.3        12.4         14.9         13.0
 Selling, general, and administrative         34.7        32.8         32.8         33.1
 Amortization of goodwill                      1.1         0.0          1.1          0.0
                                           -------      ------       ------       ------
  Total operating expenses                    50.1        45.2         48.8         46.1
                                           -------      ------       ------       ------

Income (loss) from operations                 (1.2)        4.8          0.8          3.9

Interest income, net of interest
 and other expense                             1.5         2.8          1.6          3.9
                                           -------      ------       ------       ------

Income before income taxes                     0.3         7.6          2.4          7.8

Income taxes                                   0.1         2.8          0.9          2.9
                                           -------      ------       ------       ------

Net income                                     0.2%        4.8%         1.5%         4.9%
                                           -------      ------       ------       ------
                                           -------      ------       ------       ------


Revenues from product sales are 7 and 22 percent higher for the three- and nine-month periods ended September 30, 1994, when compared with the same periods in 1993. Revenues from services are 14 and 13 percent higher in the three- and nine-month periods, respectively, resulting in an overall increase in total
revenues of 9 and 19 percent, respectively.   When the three- and nine-month
periods ended September 30, 1993, are compared with the same periods for 1992, revenues from product sales had decreased 8 and 9 percent, revenues from services had decreased 4 and 3 percent, and total revenues had decreased 7 percent for both periods. The increase in total revenues for the third quarter 1994 over third quarter 1993 is due to the addition of revenues from the acquisition of Bytex Corporation ("Bytex") acquired in fourth quarter 1993. The increase in total revenues for the nine-months 1994 over the nine-months 1993 is also due to the addition of revenues from the Bytex acquisition along with revenues added by the acquisition of Bus-Tech, Inc. ("BTI") acquired in second quarter 1993. While total revenues increased in 1994 over the comparable periods of 1993, revenue growth for the third period of 1994 was lower than expected, largely due to higher than normal sales personal turnover and managements' loss of focus due to the pending merges. The Company's shareholders are expected to vote on the proposed merger in early 1995. The results of the shareholder's vote will remove the uncertainty about the merger proposal and allow management to focus on the Company's operations.

Product sales include sales of the Company's family of networking hardware, licensing of associated software, and other related income. The Company summarizes its product revenues by market applications. For the three-months ended September 30, 1994 and 1993, market applications for CPU Connection represented 22 and 22 percent, Channel Extension 22 and 31 percent, and Internetworking 25 and 17 percent of total revenues, respectively. For the nine-months ended September 30, 1994 and 1993, market applications for CPU Connection represented 23 and 22 percent, Channel Extension 22 and 25 percent, and Internetworking 24 and 21 percent of total revenues, respectively.

As a percentage of total revenues, sales to customers in the United States ("Domestic") and customers outside the United States ("International") are:

                           Three-months ended        Nine-months ended
                                September 30,            September 30,
                           ------------------        -----------------
                               1994      1993           1994      1993
                           --------   -------        -------    ------
Domestic                         62%       60%            61%       54%
International                    38        40             39        46
                           --------   -------        -------    ------
 Total revenues                 100%      100%           100%      100%
                           --------   -------        -------    ------
                           --------   -------        -------    ------

The increase in domestic revenue for the third quarter and nine-months of 1994 over the same periods in 1993 reflects the source of the growth in total revenues. The growth in total revenues is the result of the acquisitions of Bytex and BTI. Bytex and BTI had fewer international sales channels and due to their recent acquisition, the Bytex and BTI products have not been fully integrated into all of the Company's international sales channels.

The Company's management team is continuing with the process of implementing its strategic plan to re-engineer the Company's operations. In January the Company introduced its sales force to a new solutions selling approach. To provide products for certain solution packages the Company signed several OEM agreements. Finally, the Company reorganized around three strategic business units. The strategic business units will be responsible for their products from product development through marketing of the products. The Company anticipates the new solution selling approach and business unit reorganization will take some time to become effective. In addition, some of the Company's products are reaching the end of their product life. However, with revenue growth from the Bytex and BTI acquisitions, the Company expects modest increases in revenues for 1994, and with the addition of several new products including its new Enterprise Routing Switch family of products, increased revenue growth for 1995.

Gross profit as a percentage of total revenues is 1.1 percent lower for the three-months and .4 percent lower for the nine-months of 1994 than the comparable periods in 1993. During second quarter 1994 the Company completed its movement of the majority of Bytex manufacturing operations to Minneapolis. The Company believes the cost savings from reducing the number of manufacturing locations and expected increased in product volume will lead to improvement in the Company's overall gross profit for 1994.

Research and development costs as a percentage of total revenues increased by approximately 2 percent for both the third quarter of 1994 and the nine months of 1994 compared with the same periods in 1993. The third quarter 1994 expenditures were 25 percent higher than for 1993, and for the nine-months, 1994 expenditures were 36 percent higher than in 1993. The Company is devoting a significant amount of resources to reduce the backlog for new product development. Through acquisitions, partnerships, and future product development, the Company is developing the products to meet its commitment to selling solutions. The Company anticipates it will be required to continue making significant investments in product developments to keep pace with technological advancements in the networking field. Total research and development expenditures for the year 1994 are expected to be greater than for the year 1993.

With the acquisition of Bytex and BTI, selling, general, and administrative expense are 15 and 18 percent higher for the third quarter and nine-months than for the same periods in 1993. As a percentage of total revenue the increase is reflected only in the three-month period. For three months selling, general, and administrative expense is approximately 35 percent of total revenues in 1994 compared to approximately 33 percent of total revenues in 1993. However, for the nine months, selling, general, and administrative expense is approximately 33 percent of total revenue for both 1994 and 1993. The Company is continuing its re-engineering of processes and procedures to improve efficiency throughout the Company. And in connection with this re-engineering process, additional cost cutting may be required. Efficiencies from consolidating certain Bytex operations and continued gains from re-engineering are expected to help the Company maintain control of operating costs.

Net interest income, including capital gains, was $847,000 and $2,956,000 in this year's third quarter and nine-months. This compares with $1,536,000 and $5,840,000 in the respective 1993 periods. The decrease in net interest income is largely a result of the decrease in average invested cash balances. Cash balances in 1994 are lower than the same periods in 1993 due to the acquisitions of BTI during the second quarter of 1993 and Bytex during the fourth quarter of 1993.


The Company's income tax provision was 39.8 and 37.5 percent for the three- and nine-month periods of 1994, respectively. This compares with effective income tax rates of 36.8 percent for both the three- and nine month periods of 1993. The addition of nondeductible goodwill associated with the acquisition of Bytex caused the Company to increase its estimated effective tax rate for 1994. The Company reviews the tax rate quarterly and could make adjustments to reflect changing estimates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments and marketable securities decreased $12.8 million during the nine-months ended September 30, 1994, to a level of $21.0 million. Operating activities, net of the effect of exchange rate changes, provided $9.6 million. This includes the receipt of $23.9 million from the Internal Revenue Service for the refund of its assessment of an accumulated earnings tax and related interest for the years 1983 through 1986 received during second quarter 1994. The accumulated earnings tax assessment issues for the 1987 and 1988 years are still being disputed. Payment of the accumulated earnings tax and related interest remain in income tax deposits for the 1987 and 1988 years. Financing activities, for proceeds from the sale of common stock through employee plans net of cash used for the repurchase of common stock, provided $3.8 million. Net investing activities used approximately $26.2 million, including $8.9 million net cash for the acquisition of TMD Products, Inc., with the balance for the addition of equipment, for capitalized software development expenditures, and funding of officer notes receivable. At September 30, 1994 the Company's accounts receivable and inventory levels are higher than anticipated. Accounts receivable collections fell short of expected levels due to the acquisition of Bytex Corporation and billing delays related to installation of a new billing system. The 1994 transfer of Bytex Corporation accounts receivable administration to Company personnel resulted in slower collections. The Company believes its accounts receivable collections will return to normal levels as Company personnel gain familiarity with Bytex Corporation customers and its new billing system. The inventory levels were primarily affected by the previously described revenue shortfall. As previously noted, the shareholder vote on the Company's merger proposal, expected to occur in early 1995, will remove uncertainty regarding the merger proposal allowing the Company to return to more normal operations.

The Company's principal sources of liquidity are its cash and short-term investments and marketable securities of $21.0 million at September 30, 1994, revolving credit agreements with various banks that make approximately $3.0 million of credit available to the Company's foreign subsidiaries, loan value available from $22.0 million of cash values in company-owned life insurance policies, and a one year $10.0 million bank line of credit negotiated in March 1994. The Company believes that this liquidity, together with cash flows from operations, will meet its 1994 operating requirements, fund the payment of its restructuring accruals of approximately $2.0 million, and provide cash for additional business opportunities that may become available in 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NETWORK SYSTEMS CORPORATION
                                        (Registrant)


Date:  January 6, 1995

                                   /s/ Malcolm D. Reid
                                   -----------------------------------
                                   Malcolm D. Reid
                                   Vice President, Secretary
                                   and General Counsel